Form 10-K
period 2024-12-31
Camp4 Therapeutics Corp
filed 2025-03-27
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42365
___________________________________
CAMP4 Therapeutics Corporation
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	81-1152476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 1400 West, 3rd Floor Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)
(617) 651-8867
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CAMP	Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.
As of March 13, 2025, there were 20,161,072 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET AND INDUSTRY DATA
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, prospects, plans, objectives of management and expected growth, are forward-looking statements. These statements are based on our current beliefs, expectations and assumptions regarding our intentions, beliefs or current expectations concerning, among other things, the future of our business, future plans and strategies, our operational results and other future conditions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about the following:
•the initiation, timing, progress, results and costs of our research and development programs and of our current and future preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, as well as the period during which the results of the trials are expected become available;
•the timing of our planned good laboratory practices toxicology studies and regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our product candidate CMP-CPS-001, our development candidate CMP-SYNGAP-01, if applicable, and our other future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, CMP-CPS-001 and any other product candidates;
•our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•our reliance on third party manufacturing partners to comply with significant regulations with respect to manufacturing our products;
•our expectations regarding the scope of any approved indication for CMP-CPS-001 or any other product candidate;
•our ability to successfully commercialize our product candidates, if approved;
•our ability to leverage our RAP Platform to identify and develop future product candidates;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•our ability to establish or maintain strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
•our ability to identify, recruit and retain key personnel;
•our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•our financial performance;

•the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•our competitive position and the development of and projections relating to our competitors or our industry;
•our estimates regarding future expenses and needs for additional financing;
•the impact of laws and regulations;
•general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control; and
•our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Unless otherwise indicated, market and industry data contained in this Annual Report, including potential market opportunities, is based on our management’s estimates and research, as well as industry and general publications and research and studies conducted by third parties. Although we believe that the information from these third-party publications, research and studies included in this Annual Report is reliable, and we are responsible for the accuracy of such information, we have not independently verified the accuracy or completeness of this information. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations and the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks include the following:

•We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future;
•We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our development programs, commercialization efforts or other operations;
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report;
•We are early in our development efforts. Our product candidates are in varying stages of preclinical and clinical development and we have not completed a clinical trial of any product candidate. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
•Our business is highly dependent on our lead product candidate, CMP-CPS-001, as our sole clinical-stage program, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our other product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, CMP-CPS-001, our business may be materially harmed and such failure may affect the viability of our other product candidates;
•Drug development is a lengthy and expensive process, and preclinical and clinical testing is uncertain as to the outcome. We may encounter substantial delays in the commencement, enrollment or completion of our clinical trials and may never advance to clinical trials, or we may fail to demonstrate safety and effectiveness to the satisfaction of applicable regulatory authorities, which could prevent us from advancing or commercializing our product candidates on a timely basis, if at all;
•If any of our current or any future product candidates cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;
•We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do;
•We may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates;
•Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel;
•We may encounter difficulties in managing our growth and expanding our operations successfully;
•We currently depend on third-party suppliers for the manufacture of our product candidates. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business;
•Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under these arrangements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose such intellectual property rights that are important to our business;
•Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could harm our business;

•If we or our licensors are unable to obtain, maintain, enforce and adequately protect our intellectual property rights with respect to our product candidates and technology, or if the scope of any patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates and technology may be adversely affected. Further, we do not currently own or in-license any issued patents directed to the composition of matter, or methods of use, of our product candidates; if we fail to obtain such patents, our competitors may be able to develop, make or market products identical to our product candidates after expiration of any applicable regulatory exclusivities;
•We rely, and intend to continue to rely, on third parties to perform some of our preclinical studies and conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements, or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval for or commercialize our product candidates;
•Prior to the completion of our initial public offering, there was no public market for our common stock. An active, liquid, and orderly market for our common stock may not develop or be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq; and
•The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

NOTE REGARDING TRADEMARKS
“CAMP4,” “RAP Platform,” “RNA Actuator” and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report are the property of CAMP4 Therapeutics Corporation and are registered as trademarks in the United States and other countries. This Annual Report also contains references to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I
Item 1. Business
Our Company
We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-based therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Regulatory RNAs (“regRNAs”), play a central role in the regulation of every protein-coding gene by contributing to gene activation and suppression. Our approach is designed to amplify messenger RNA (“mRNA”), expression by harnessing the power of regRNAs that form localized complexes with transcription factors and regulate gene expression. Our proprietary RNA Actuating Platform, or RAP Platform, allows us to rapidly and systematically identify and characterize the active regulatory elements controlling every expressed gene and tens of thousands of druggable enhancer and promoter regRNA sequences that control protein-coding genes. Once a disease-associated target gene is identified, we apply our RAP Platform to identify the controlling regRNA and rapidly generate novel antisense oligonucleotide (“ASO”) candidates, which we also refer to as RNA Actuators. These ASOs are designed to bind to the identified regRNA and amplify the expression of the target gene in a specific and controllable way. We are currently focused on metabolic diseases and diseases of the central nervous system (“CNS”) with validated disease biology, and we believe our RAP Platform allows us to address a broad range of rare and prevalent genetic diseases in which a modest increase in protein expression has the potential to be clinically meaningful.
Based on our preclinical studies, we believe our lead product candidate, CMP-CPS-001, has the potential to be the first disease-modifying therapy for the treatment of the most prevalent urea cycle disorders (“UCDs”). UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea. The inability of the body to properly metabolize ammonia leads to the accumulation of toxic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death. CMP-CPS-001 is designed to improve urea cycle activity by amplifying expression of carbamoyl phosphate synthetase 1 (“CPS1”), an enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. These preclinical studies also demonstrated that CMP-CPS-001 can increase the level of, or upregulate, the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs, which we refer to as our pan-UCD approach. We are evaluating CMP-CPS-001 in an ongoing Phase 1 clinical trial in healthy volunteers and have completed a planned interim analysis of safety and pharmacokinetic data from all four cohorts of the single ascending dose (“SAD”) portion of the clinical trial, from which no safety trends of concern were observed. We have also completed dosing of the first two cohorts from the multiple ascending dose (“MAD”) portion of the clinical trial, and initiated dosing in the third MAD cohort. We expect to report data from the SAD and MAD portions of the clinical trial, including safety, pharmacokinetic and key pharmacodynamic biomarker data, in the fourth quarter of 2025. We also plan to initiate the expansion of the clinical trial of CMP-CPS-001 in Australia into a Phase 1b clinical trial to enroll female participants who are heterozygous for a mutation of the OTC gene in the second quarter of 2025. In addition, we are leveraging our RAP Platform to advance a preclinical program for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorders. We have nominated a development candidate, CMP-SYNGAP-01, from this program and expect to initiate Good Laboratory Practice (“GLP”) toxicology studies in 2025 to enable the filing of clinical trial applications. In addition, we have initiated a discovery program targeting a regRNA to increase GBA1 gene expression for the treatment of Parkinson’s disease (“PD”) caused by mutations in the GBA1 gene, and plan to initiate discovery programs in other CNS and metabolic indications utilizing our RAP Platform. Finally, we have entered into a strategic research collaboration with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance novel therapeutics that increase protein levels by targeting regRNA sequences for two genetic targets.
The transcription of DNA into mRNA, the molecular template that is then translated into protein, is a complex yet carefully coordinated cellular process involving numerous components. Only a small portion of the DNA in the human genome is transcribed into RNA that codes for proteins. The vast majority of the transcriptome originates from non-coding regions of DNA, a portion of which, referred to as enhancers and promoters, perform a crucial role in determining the specificity, timing and level at which a particular gene is expressed. RegRNAs are non-coding RNAs that are transcribed by these enhancer and promoter DNA regions that form localized complexes with transcription factors to control the expression of protein-coding genes, either increasing or decreasing their expression within natural physiological ranges. The approximately 20,000 genes that code for mRNA in the human genome are controlled by hundreds of thousands of DNA enhancers and their associated regRNAs.

Deficient protein levels characterize over a thousand diseases. Haploinsufficient diseases are dominantly inherited conditions in which inadequate gene expression is driven by a mutation in a single allele, or gene copy, and results in reductions of protein levels by as much as 50%. Numerous other genetic conditions are caused by recessive mutations that result in diminished gene activity. Data from our preclinical studies and research reports published by third parties demonstrate that increasing expression of disease-associated genes by modest amounts can restore healthy protein levels and provide therapeutic benefit in these disorders. Therefore, modest increases in protein expression have the potential to be clinically meaningful in both haploinsufficient and recessive partial loss-of-function disorders, of which there are more than 1,200. Our RAP Platform has the potential to identify the regRNA associated with all of these diseases, which we believe enables us to design RNA Actuators to address the underlying biology of these diseases. We aim to leverage our RAP Platform to develop product candidates designed to regulate transcription in a gene-specific manner to restore healthy protein levels and remedy these diseases. However, our approach is unproven and may not lead to successful efforts to develop and commercialize our product candidates and to identify and discover additional potential product candidates.
Our RAP Platform
We believe our RAP Platform can unlock the potential of the human genome and have broad applications across a range of rare and prevalent diseases caused by sub-optimal levels of protein expression. Our technology is based upon the pioneering work in transcription regulation conducted by our co-founders, Richard Young, PhD and Leonard Zon, MD. We have built our RAP Platform to identify and characterize every regRNA that controls protein-coding genes and to develop novel ASO-based therapeutics to modulate regRNA activity to increase the expression of protein-coding genes of interest and thereby address the underlying cause of genetic diseases. Based on our proprietary mapping of regRNAs and screening and optimizing of ASOs, we have established a leadership position in regRNA-targeting therapies. Our goal is to be the preeminent company focused on discovering, developing and delivering regRNA-targeting therapeutics to patients. We believe that the ability to upregulate genes selectively through targeting regRNA could provide a new way to treat a wide range of human diseases and has the potential to become a class of new medicines.
At present, very few regRNAs are described in public genomic databases, as they are often expressed at low levels and their importance was not fully understood. Our RAP Platform utilizes next-generation sequencing technologies and custom sequence analyses to map the active regulatory elements controlling every expressed gene. These data empower our proprietary machine learning algorithm, known as EPIC, to identify the specific control elements that regulate any gene of interest in the most specific manner, including elements that may restrict gene expression to a particular cell type. This enables us to identify the exact sites of regRNA synthesis and ultimately map the complete sequence of every candidate regRNA to target for therapeutic gene control. To date, we have mapped multiple cell types in as little as three months, comprising a number of potentially addressable diseases in the liver, CNS, heart, skeletal muscle and immune system. Our in-house development and application of this technology has enabled us to identify tens of thousands of enhancer and promoter regRNA sequences and their key biological properties, resulting in what we believe to be the most robust regRNA dataset available.
We combine our RAP Platform with ASO chemistry that has been utilized and validated in U.S. Food and Drug Administration (“FDA”)-approved products to develop programmable RNA Actuators that are designed to precisely upregulate gene expression at the transcriptional level. Once a target gene is nominated, our RAP Platform rapidly identifies the controlling regRNA sequence, and we perform ASO screens to identify regions where ASO binding results in optimal upregulation of that target gene. Further rational design is applied to the ASOs identified in the screen. Our proprietary technology enables us to design RNA Actuators that optimize for specificity by avoiding binding to regRNAs that act on more than one gene and any other similar sequences found elsewhere in the transcriptome. As a result, our sequence-specific approach enables us to precisely target regRNA transcripts to increase gene expression. Our approach is designed to enable the efficient and systematic creation of RNA Actuators to target regRNAs of interest. Building upon the power of this technology, our RNA Actuators can be programmed to engage regRNA targets, producing tunable increases in protein expression. While other ASOs have received regulatory approval, no regulatory authorities to date have approved ASOs that are directed towards regRNAs and, as a result, there is uncertainty as to the safety and efficacy profile of our product candidates compared to currently approved ASOs.

The key steps involved in our platform are illustrated below:
Our proprietary RAP Platform
We design RNA Actuators to leverage existing oligonucleotide delivery approaches to enable drug delivery to specific types of tissues throughout the body. We believe our RAP Platform can address any disease where a modest increase in protein expression can be clinically meaningful, including haploinsufficient diseases or recessive loss-of-function diseases. Furthermore, as we continue to map regRNAs and conduct ASO screens in more cell types, the data generated will improve the algorithms we use to identify the candidate regRNAs to specifically control gene expression. We believe the knowledge and learnings from our initial programs will significantly expedite selection of lead candidates and position us to rapidly expand our pipeline.
Our Pipeline
We are leveraging our RAP Platform to advance a pipeline of programs currently focused on metabolic and CNS disorders with validated disease biology and attractive potential market opportunities due to the significant unmet need of affected patients. We retain exclusive, worldwide development and commercialization rights to all of our current product candidates and preclinical programs other than pursuant to our research collaboration with BioMarin.

CMP-CPS-001: Potential Treatment for Urea Cycle Disorders
Based on our preclinical studies, we believe our lead product candidate, CMP-CPS-001, has the potential to be the first disease-modifying therapy for the treatment of the most prevalent UCDs. UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea, which is then excreted from the body. The inability of the body to properly metabolize ammonia leads to the accumulation of toxic systemic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death. UCDs occur across all age groups, from infants to adults, and mild symptoms may go unnoticed until a stressor, such as illness, surgery, protein consumption or environmental stress, overwhelms compensatory functions, resulting in hyperammonemic crisis, or extremely high levels of ammonia. The incidence of UCDs in the United States is estimated to be approximately 1 in 35,000 births, with similar prevalence and incidence estimated for Europe. The most common UCD, accounting for approximately 60% of UCD diagnoses, is ornithine transcarbamylase (“OTC”) deficiency, caused by mutations in the OTC gene. The next two most common genetic subtypes are caused by mutations in the genes coding for the enzymes argininosuccinate lyase (“ASL”), and argininosuccinate synthetase (“ASS1”), deficiencies which affect approximately 16% and 14% of UCD patients, respectively. The prevalence of UCDs is estimated to be approximately 3,700 patients in the United States, of which we estimate 90% are late onset, defined as having severe symptom onset after one month of life, and 96% of these late onset patients have enzyme deficiencies we believe we can address. In addition, we estimate that more than 1,200 female OTC heterozygotes, who have inherited one copy of a gene with OTC-related changes, experience potentially addressable UCD symptoms.
There are no FDA-approved, disease-modifying therapies to treat the most prevalent UCDs. The standard of care is supportive in nature and intended to reduce the frequency of, but not eliminate, hyperammonemic crises. Current protocols for patients involve efforts to lower plasma ammonia levels. Reduction in plasma ammonia is achieved through nitrogen scavengers to remove excess nitrogen, along with the dosing of supplemental citrulline. These nitrogen scavenger agents carry an onerous pill regimen and significantly diminish the quality of life for patients. Longer-term maintenance regimens involve strict adherence to a low-protein diet along with the prophylactic use of nitrogen scavenger agents. When necessary, hemodialysis is used to reduce ammonia concentrations. The existing supportive measures are not sufficient, with many patients suffering neurological disability and premature death. Therapies currently in development are targeting only a select subgroup of patients with UCD, which includes those with OTC deficiency and patients 12 years and older. We have designed CMP-CPS-001 to be broadly applicable to UCD patients and to overcome the limitations of the current standard of care as well as programs in development for the treatment of late onset UCDs by using an established ASO modality and convenient once-monthly subcutaneous administration in order to provide UCD patients with the potential for a safe and efficacious treatment option. We are initially targeting our development of CMP-CPS-001 in the most prevalent late-onset patients (those with OTC, ASL and ASS1 deficiencies, which together constitute more than 80% of patients with UCDs) and we may expand into additional groups of patients with less common forms of UCD. The FDA granted Rare Pediatric Disease designation to CMP-CPS-001 for the treatment of UCDs in August 2024 and granted orphan drug designation to CMP-CPS-001 for the treatment of UCDs in September 2024.
CMP-CPS-001 is designed to improve urea cycle activity by amplifying expression of CPS1, a key enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. CMP-CPS-001 is a subcutaneously injected ASO conjugated to N-acetylgalactosamine (“GalNAc”), a ligand that enables targeted delivery to the liver, designed to be administered monthly. Increasing CPS1 expression enhances the metabolism of ammonia and upregulates multiple urea cycle enzymes, including OTC, resulting in elevated urea cycle activity. Our RAP Platform enabled us to (i) identify the key enhancer modulating CPS1 expression, (ii) screen ASOs directed to the regRNAs expressed by this enhancer, and (iii) generate a lead RNA Actuator designed to increase CPS1 expression.
Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. This includes studies in a mouse model where we demonstrate that increasing Cps1 expression can overcome a partial loss of function mutation in the urea cycle enzyme, Otc, and improve ammonia clearance. These preclinical studies also demonstrated that CMP-CPS-001 can upregulate the production of multiple enzymes responsible for converting ammonia into urea, which supports our pan-UCD approach. In non-human primate (“NHP”) studies, the administration of CMP-CPS-001 increased the synthesis of urea, commonly referred to as ureagenesis. In these NHP studies, labeled sodium acetate was used as part of a ureagenesis rate test (“URT”) to measure the metabolic output of the urea cycle. Carbaglu, approved for ultra-rare N-actylgluatamate synthesase (“NAGS”)-deficient patients, utilized the URT in healthy volunteers and showed that minimal increases in ureagenesis translated to substantial ammonia reductions in NAGS-deficient patients. Rates of ureagenesis were found to exceed those achieved by placebo in a statistically significant manner. This assay is also being used in our Phase 1 clinical trial. An increase in the metabolic output of the urea cycle, as indicated by an increase in the amount of labeled sodium acetate metabolized, is expected to correlate with an increase in the amount of ammonia metabolized. Although we believe that an increase in ureagenesis in our Phase 1 clinical trial may correspond with clinically meaningful improvements in ammonia metabolism in UCD patients, ureagenesis is not an established clinical endpoint and the URT results obtained in our Phase 1 clinical trial in healthy adult volunteers should not be interpreted as evidence of efficacy of CMP-CPS-001. For a further discussion of our use of this assay, please see Part I, Item 1A., “Risk factors—The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials,” in this Annual Report.
We are evaluating CMP-CPS-001 in a randomized, double-blind and placebo-controlled Phase 1 clinical trial to evaluate safety, tolerability and pharmacokinetics in healthy volunteers in Australia, and have completed a planned interim analysis of safety and pharmacokinetic data from all four cohorts of the SAD portion of the clinical trial, from which no safety trends of concern were observed. We have also completed dosing of the first two cohorts from the MAD portion of the clinical trial, and initiated dosing in the third MAD cohort. We expect to report data from the SAD and MAD portions of the clinical trial, including safety, pharmacokinetic and key pharmacodynamic biomarker data, in the fourth quarter of 2025. In addition, we plan to initiate the expansion of the clinical trial of CMP-CPS-001 in Australia into a Phase 1b clinical trial to enroll female OTC heterozygotes in the second quarter of 2025.

CMP-SYNGAP: Program for the Treatment of SYNGAP1-related Disorders
Our initial CNS development program, CMP-SYNGAP, aims to address the underlying cause of SYNGAP1-related disorders. SYNGAP1-related disorders are a group of neurodevelopmental conditions caused by pathogenic variants in the SYNGAP1 gene leading to a haploinsufficient state that reduces SYNGAP protein levels by as much as 50%. SYNGAP plays a critical role in the development of cognition and proper synaptic function. Epilepsy is a common characteristic of these disorders and nearly all patients present with some degree of developmental delay and cognitive impairment. Patient estimates for SYNGAP1-related disorders vary significantly, with incidence estimates ranging from one to 40 in 100,000 individuals. While we believe that SYNGAP1-related disorders remain underdiagnosed, we estimate that there are approximately 10,000 individuals living with these disorders in the United States. SYNGAP1-related disorders are reported to represent 0.5% to 1.0% of all intellectual disability cases, making them among the most common causes of intellectual disability in patients with epilepsy, and indicating that the patient population may be significantly larger than incidence estimates suggest.
There are no FDA-approved, disease-modifying therapies for SYNGAP1-related disorders. There is also no definitive treatment protocol, which is dependent on seizure type and severity and other neurological characteristics. Treatment is often limited to supportive physical, occupational and speech therapy. A combination of non-specific anti-seizure medications may be prescribed to treat seizures, though SYNGAP1-related disorders have proven difficult to control with available therapeutics. As many as 50% of patients do not adequately respond to medication, in which case implantable devices, such as those for vagus nerve stimulation, may offer incremental therapeutic benefit.
We are advancing our CMP-SYNGAP program to address the significant unmet need for these patients by targeting the direct cause of SYNGAP1-related disorders, haploinsufficiency, which we believe is amenable to targeting through regRNAs. Our CMP-SYNGAP program is a novel approach that targets the SYNGAP1 gene at the transcriptional level to restore SYNGAP function and improve symptoms, by utilizing an intrathecally delivered ASO. We have identified specific regRNA sequences involved in SYNGAP1 transcription and utilized our RAP Platform to generate ASOs that function to increase SYNGAP1 transcription. Upregulation of SYNGAP1 gene expression may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. Our preclinical studies demonstrated a dose-dependent increase in SYNGAP1 mRNA levels accompanied by a reduction in SYNGAP1 expression. We have nominated a development candidate, CMP-SYNGAP-01, from this program and expect to initiate GLP toxicology studies in 2025 to enable the filing of a clinical trial application.

Program for the Treatment of GBA1-related Parkinson’s Disease
We have initiated a discovery program focused on increasing GBA1 gene expression as a potential treatment for PD. Approximately 5-15% of PD patients harbor GBA1 mutations, which reduce glucocerebrosidase enzyme (“GCase”) activity by approximately 50%, leading to toxic substance buildup in the brain and accelerating disease progression. GCase and α-synuclein, the hallmark protein of PD, create a feedback loop that accelerates neurodegeneration. We plan to explore the potential of increasing GBA1 expression both in patients with GBA1 haploinsufficiency and in a broader subset of PD patients. Using our RAP Platform, we have identified ASOs that target the regRNAs controlling the expression of GBA1 and that have been observed to increase GBA1 expression in in vitro studies. We are continuing to advance our GBA1 discovery program with the objective of selecting a development candidate to progress into preclinical development.

The Role of RegRNA in Controlling Transcription
The transcription of DNA into mRNA, the molecular template that is then translated into protein, is a complex yet carefully coordinated biological process involving numerous components. Only a small portion of the DNA encodes for proteins. Much of the remaining DNA comprises regions, known as promoters and enhancers, that control gene expression. The approximately 20,000 genes which code for mRNA in the human genome are controlled by hundreds of thousands of these elements and their associated regRNAs. The promoter region of the gene is located immediately before the DNA sequence encoding for an mRNA. Promoters bind transcription factors, coactivators and RNA polymerase leading to transcription initiation. Enhancers bind transcriptional regulatory proteins and interact with promoters to determine the specificity, timing and level at which a particular gene is expressed.
More than a decade ago, it was discovered that all active gene regulatory elements are also transcribed. These non-coding RNA transcripts generated by both enhancer and promoter DNA regions are defined as regRNAs. Recently, it was discovered that regRNAs play a central role in the formation of localized molecular complexes with transcriptional activators and suppressors, which function to control mRNA transcription. As shown in the illustration below, promoters and enhancers are brought into close proximity when a gene is being actively transcribed. RegRNAs generated from these regulatory elements remain closely associated with the complex that forms at the enhancer-promoter interface. Thus, regRNAs act in a gene-specific manner, only influencing the expression of the gene near the sites where they arise.
Interactions between enhancer and promoter DNA regions are critical regulators of gene expression

regRNA
Nucleus
RNA Poll II
Target Gene
Transcription Factors
and Regulators
mRNA
Active Enhancer
Promoter

Deficient protein levels characterize over a thousand human diseases. Haploinsufficient diseases are dominantly inherited conditions in which inadequate gene expression, driven by a mutation in a single allele, or gene copy, results in reductions of protein levels by as much as 50%. Data from our preclinical studies and research reports published by third parties demonstrates that increasing expression of disease-associated genes by modest amounts can restore healthy protein levels and provide therapeutic benefit in these disorders. In addition to haploinsufficiencies, numerous other genetic conditions are characterized by a loss of protein function. These include recessive loss-of-function diseases caused by mutations in both alleles that reduce, but do not completely abolish, protein function. Similar to haploinsufficiencies, our preclinical studies and research conducted by third parties shows that even modest increases in expression of these partially active proteins can be therapeutically beneficial.
The figures below illustrate the concept that modest increases in protein expression can lead to clinically meaningful therapeutic benefits in both haploinsufficient and recessive partial loss-of-function disorders, of which there are more than 1,200. Our RAP Platform has the potential to identify the regRNA associated with all of these diseases, which we believe enables us to design RNA Actuators to address the underlying biology of these diseases. The image on the left illustrates that, with respect to haploinsufficient diseases, it is anticipated that an increase in functional protein levels, even below those expressed in the wild-type phenotype, would be clinically meaningful. The image on the right illustrates that, with respect to partial loss-of-function disorders, the increase of protein expression, even where the protein continues to be mutated, may be sufficient to achieve a clinically meaningful result for affected patients. We are leveraging proprietary insights into the regulatory activities of regRNAs generated internally using our proprietary RAP Platform to pioneer the development of novel therapeutics designed to achieve this objective.

Gene expression increases have the potential to reduce or eliminate disease related to haploinsufficiency and loss of function disorders

Our RAP Platform
The evolving view of gene regulation now recognizes RNA as a key regulator of transcription. We were founded on the pioneering work in transcription regulation conducted by our co-founders, Richard Young, PhD and Leonard Zon, MD. We believe our RAP Platform can unlock the potential of the human genome and have broad applications across a range of rare and prevalent diseases caused by sub-optimal levels of protein expression. We have built our proprietary RAP Platform to discover the regRNAs that control protein-coding genes and develop novel ASO-based therapeutics to modulate regRNA activity to increase the expression of protein-coding genes of interest and thereby address the underlying cause of genetic diseases. Based on our proprietary mapping of regRNAs and screening and optimizing of ASOs, we have established a leadership position in regRNA-targeting therapies. Our goal is to be the preeminent company focused on discovering, developing and delivering regRNA-targeting therapeutics to patients. We believe that the ability to upregulate genes selectively through targeting regRNA could provide a new way to treat a wide range of human diseases and has the potential to become a new class of medicines.
Our proprietary RAP Platform is built to map every regRNA for the tunable amplification of gene expression. Only a few regRNAs are described in public genomic databases, as they are often expressed at low levels and their importance was not fully understood. Our RAP Platform utilizes next-generation sequencing technologies and custom sequence analyses to map the active regulatory elements controlling every expressed gene. Further distinguishing the robust capabilities of RAP Platform is our ability to use primary human cell lines, rather than immortalized cultured cells, to preserve the functional integrity of specific cell types. To date, we have mapped multiple cell types in as little as three months, comprising a number of potentially addressable diseases in the liver, CNS, heart, skeletal muscle and immune system. We have demonstrated that we can identify regRNA-targeting ASOs that increase specific gene expression in those tissues. These data are analyzed with our proprietary machine learning algorithms to select candidate regRNA targets that regulate transcription in a gene-specific manner to increase protein production within a physiological range. Our in-house development and application of this technology has enabled us to identify tens of thousands of regRNA sequences and their key physiological properties resulting in what we believe to be the most robust regRNA dataset available. Moreover, we believe the ability of our RAP Platform to select the most likely regRNAs controlling a given gene from the large number of candidates is a key advantage of our technology, and represents a significant barrier to others seeking to develop this approach.
Our approach is designed to enable the efficient and systematic creation of RNA Actuators to target regRNAs of interest. Building upon the power of this technology, our RNA Actuators can be programmed to engage regRNA targets and induce tunable increases in protein expression. As we continue to map regRNAs and conduct ASO screens in more cell types, the data generated will improve the algorithms we use to identify the candidate regRNAs to specifically control gene expression. Thus, we believe the knowledge and learnings from our initial programs will significantly expedite selection of lead candidates and position us to rapidly expand our pipeline.
We combine our proprietary RAP Platform with validated ASO chemistry to develop programmable RNA Actuators that are designed to precisely upregulate gene expression at the transcriptional level. An ASO construct is a single-stranded, chemically modified, nucleic-acid sequence that binds to a target regRNA sequence and modulates its activity. ASOs block or remove key interactions and lead to both increased mRNA and protein expression. Once a target gene is selected, our RAP Platform rapidly identifies the controlling regRNA, and we perform ASO screens to identify regions where ASO binding results in optimal upregulation of that target gene. Further rational design is applied to lead sequences utilizing established approaches to optimize ASOs. Our RAP Platform enables us to design RNA Actuators that potentially optimize for specificity by avoiding the potential of binding to similar sequences found elsewhere in the transcriptome which may result in deleterious side effects. As a result, our sequence-specific approach enables us to precisely target regRNA transcripts to increase gene expression.
Our use of validated ASO chemistry to generate potential therapeutic candidates provides us the flexibility to screen using a range of target sequences and to design and synthesize multiple ASO construct variations that integrate a range of chemical modifications and tissue-targeting delivery vehicles intended to optimize therapeutic potency and target specificity.
We design RNA Actuators to leverage existing oligonucleotide delivery approaches to enable drug delivery to specific types of tissues throughout the body. Our metabolic programs utilize subcutaneous administration of GalNAc-conjugated ASOs for efficient liver delivery. Our CNS program utilizes intrathecal delivery of an unconjugated ASO which provides sufficient distribution in the CNS. Our RAP Platform has the potential to address any disease where increasing protein expression can be clinically meaningful, including haploinsufficient diseases or recessive loss-of-function diseases, by returning protein levels to a normal physiological range. Furthermore, given the versatility of our platform, we believe the knowledge and learnings from our initial programs will expedite selection of lead candidates and position us to rapidly expand our pipeline.
Our Programs
We are leveraging our RAP Platform to advance a pipeline of programs currently focused on metabolic and CNS disorders with validated disease biology and attractive potential market opportunities due to the significant unmet need of affected patients. Our lead product candidates and programs include: (i) a product candidate currently in a Phase 1 clinical trial, CMP-CPS-001, for the treatment of UCDs, (ii) a development candidate, CMP-SYNGAP-01, for the treatment of SYNGAP1-related disorders, for which we expect to initiate GLP toxicology studies in 2025 to enable the filing of a clinical trial application, and (iii) a discovery program targeting a regRNA to increase GBA1 gene expression for the treatment of PD caused by mutations in the GBA1 gene. We have also entered into a strategic research collaboration with BioMarin to advance novel therapeutics that increase protein levels by targeting regRNA sequences for two genetic targets. We retain exclusive, worldwide development and commercialization rights to all of our current product candidates and preclinical programs other than pursuant to our research collaboration with BioMarin.

CMP-CPS-001: Our Lead Product Candidate for Urea Cycle Disorders
Based on our preclinical studies, we believe our lead product candidate, CMP-CPS-001, has the potential to be the first disease-modifying therapy for the most prevalent UCDs, and is designed to improve urea cycle activity by amplifying expression of CPS1 by binding to a CPS1-specific regRNA. CMP-CPS-001 is a subcutaneously injected ASO conjugated to GalNAc and designed to be administered monthly. Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. Our preclinical studies have also demonstrated that CMP-CPS-001 can upregulate the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs. We are evaluating CMP-CPS-001 in an ongoing Phase 1 clinical trial in healthy volunteers, and have completed a planned interim analysis of safety and pharmacokinetic data from all four cohorts of the SAD portion of the clinical trial, from which no safety trends of concern were observed. We have also completed dosing of the first two cohorts from the MAD portion of the clinical trial, and initiated dosing in the third MAD cohort. We expect to report data from the SAD and MAD portion of the clinical trial, including safety, pharmacokinetic and key pharmacodynamic biomarker data, in the fourth quarter of 2025. In addition, we plan to initiate the expansion of the clinical trial of CMP-CPS-001 in Australia into a Phase 1b clinical trial to enroll female OTC heterozygotes in the second quarter of 2025.

The FDA granted Rare Pediatric Disease designation to CMP-CPS-001 for the treatment of UCDs in August 2024 and granted orphan drug designation to CMP-CPS-001 for the treatment of UCDs in September 2024.
Urea Cycle Disorders
UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea, which is then excreted from the body. The urea cycle is the key metabolic pathway for removing excess ammonia, a waste by-product of protein metabolism, and toxic—particularly to the central nervous system—from the body. In the liver, nitrogen containing ammonia is converted to urea, which is nontoxic, water-soluble and easily excreted from the body through the kidneys as a component of urine. The inability of the body to properly metabolize ammonia leads to toxic systemic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death.
Six enzymes are involved in conversion of ammonia to urea including CPS1, NAGS, OTC, ASS1, ASL, and arginase 1 (“ARG1”). In addition, two transporter proteins, ORNT1 and Citrin, play critical roles in the proper functioning of the urea cycle. A genetic aberration, which results in deficiency or reduced function, in any one of these enzymes or transporter proteins results in a UCD and a buildup of ammonia. A schematic representation of the urea cycle is presented below.
The urea cycle converts ammonia into urea
UCDs occur across all age groups, from infants to adults, and mild symptoms may go unnoticed until a stressor, such as illness, surgery, protein consumption or environmental stress, overwhelms compensatory functions, generally resulting in hyperammonemic crisis. The incidence of UCDs in the United States is estimated to be approximately 1 in 35,000 births, with similar prevalence and incidence rates estimated for Europe. The onset and severity of UCDs is highly variable, with severity correlating with the degree of impairment of the conversion of ammonia to urea and inversely with the amount of residual enzyme function. An estimated 10% of patients with UCDs present as neonatal onset, with severe symptom onset presenting before the first month of life, with enzyme levels less than 5% of normal. In neonatal onset UCD, ammonia concentrations in the blood rise rapidly, with the clinical consequences of the disease often presenting within a week of birth. A liver transplant is typically required by six months of age. Patients with late onset forms of the disease may present as severe with numerous neuropsychological complications including development delays, learning and intellectual disabilities, attention deficit hyperactivity disorder and executive function deficit. Moreover, recurrent hyperammonemic crises are common despite existing supportive management, and acute life-threatening episodes can occur at any age, regardless of disease severity at initial presentation.
The most common UCD, accounting for approximately 60% of UCD diagnoses, is OTC deficiency, caused by mutations in the OTC gene. Unlike other UCDs, which are autosomal recessive disorders, OTC enzyme deficiency is an X-chromosome linked disorder. As such, particularly severe cases of the disorder are more prevalent in males, since males only have a single copy of the X chromosome. The incidence of OTC deficiency in the United States is estimated to be 1 in 56,500 births. The next two most common genetic subtypes are caused by mutations in the genes coding for the enzymes ASS1 and ASL, deficiencies which affect approximately 14% and 16% of UCD patients, respectively. The prevalence of UCDs is estimated to be approximately 3,700 patients in the United States, of which we estimate 90% are late onset, defined as having severe symptom onset after one month of life, and 96% of these late onset patients have enzyme deficiencies we believe we can address.
In addition, we estimate that more than 1,200 female OTC heterozygotes, who have inherited one copy of a gene with OTC-related changes, experience potentially addressable UCD symptoms. While males with OTC deficiency almost always experience symptoms, the severity and presence of symptoms in female heterozygotes can vary. Research now shows that many of these women face chronic, under-recognized symptoms and serious health risks, including the danger of hyperammonemic crises triggered by stress, illness, pregnancy, or surgery.

UCD patient population by deficiency

Citrin, 1%
CPS1, 3%
NAGS, 2%
ORNT1, 2%
ARG1, 4%
ASS1, 14%
ASL, 16%
OTC, 60%
OTC
ASL
ASS1
ARG1
ORNT1
Citrin
CPS1
NAGS

Current Treatments for Urea Cycle Disorders and Their Limitations
There are no FDA-approved, disease-modifying therapies to treat the most prevalent UCDs. The standard of care is supportive in nature and intended to reduce the frequency, but not eliminate hyperammonemic crises. Current protocols for patients involve efforts to lower plasma ammonia levels. Reduction in plasma ammonia is achieved through nitrogen scavengers to remove excess nitrogen, along with the dosing of supplemental citrulline. When necessary, hemodialysis is used to reduce ammonia concentrations.
Longer-term maintenance regimens involve strict adherence to a low-protein diet along with the prophylactic use of nitrogen scavenger agents that carry an onerous pill regimen and significantly diminish the quality of life for patients. The objective of maintenance therapy is to minimize nitrogen intake while facilitating its removal through alternate pathways. The existing supportive measures are not sufficient, with many patients suffering neurological disability and premature death. A liver transplant, which is usually limited to early onset patients, is intended to prevent further hyperammonemic crises and neuropsychological deterioration and is the only curative treatment, but is available to fewer than 10% of patients.
In addition to approved maintenance therapies, we are aware of several other product candidates in development for the treatment of only a portion of UCDs. These candidates are administered through infusion as they utilize lipid nanoparticle (“LNP”) or adeno-associated virus-based (“AAV-based”) approaches that target correcting the under-expression of OTC only. Despite the therapeutic potential of these technologies, there is little published clinical data to date on these programs and some have been hampered by delays. Furthermore, the AAV-based gene therapy approach has an irreversible mechanism of action and is designed to only address OTC deficiency in patients 12 years or older. This could limit initial clinical utility of these AAV-based therapeutics to a small patient pool. Like all AAV-based therapeutics, these product candidates are not able to be redosed due to immunogenicity, potentially limiting their long-term utility. Additionally, there is potential for efficacy waning as liver cells turn over, leaving additional need for other therapeutics to be used in patients where the effects of gene therapy diminish. While LNPs can be redosed, they face the challenge of potential toxicity associated with repeated administration.
Our Solution for UCDs: CMP-CPS-001
Our lead product candidate, CMP-CPS-001, is a potentially disease-modifying therapy designed to amplify expression of CPS1, an enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. In our preclinical studies, we have demonstrated that modulating the activity of this regRNA increases expression of the CPS1 gene, causing increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. Our preclinical studies have also demonstrated that CMP-CPS-001 can upregulate the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs. This includes the OTC deficient patient population as well as ASS1 and ASL, and others, with the exception of CPS1 and NAGS deficiencies.
Our RAP Platform enabled us to (i) identify the key enhancer modulating CPS1 expression, (ii) screen ASOs directed to the regRNAs expressed by this enhancer, and (iii) generate a RNA Actuator designed to increase CPS1 expression. We commenced work on the program, identified the CPS1 regulatory RNA target and identified the lead ASO sequence for CMP-CPS-001 in 2021.
We have demonstrated the controllability of our RNA Actuators in in vitro and in vivo studies. The figures below illustrate the concentration-dependent increase in CPS1 mRNA achieved by the lead regRNA-targeting ASO in healthy human donor hepatocytes in an in vitro study. This ASO, designated “CMP-CPS-001 Analog,” has the same sequence and chemical modifications as CMP-CPS-001, but lacks a GalNAc conjugate, which is not necessary for in vitro delivery. In this study, both healthy human donor hepatocytes and OTC mutant hepatocytes were treated with a range of concentrations of the CMP-CPS-001 Analog and CPS1 mRNA levels were measured and normalized to untreated cells. As depicted in the figures below, the results of this study show that the ASO elevated expression of CPS1 in a concentration-dependent manner in both wild-type and OTC mutant human hepatocytes. The GalNAc-conjugated version of the CMP-CPS-001 Analog is our lead product candidate, CMP-CPS-001.
Concentration-dependent increase in CPS1 mRNA

Wild-Type
Fold Change of CPS1 mRNA levels (relative to UTC)
0
2
4
6
UTC
1.25 µM
2.5 µM
5 µM
0.156 µM
0.313 µM
0.625 µM
1.25 µM
2.5 µM
5 µM
NTC
CMP-CPS-001 Analog
OTC Mutant
Fold Change of CPS1 mRNA levels (relative to UTC)
0.0
0.5
1.0
1.5
2.0
2.5
UTC
1.25 µM
2.5 µM
5 µM
1.25 µM
2.5 µM
5 µM
NTC
CMP-CPS-001 Analog

______________________
Error bars represent standard error of the mean; UTC denotes untreated control; NTC denotes non-targeting control.
Our Preclinical Studies
Our Preclinical Evaluation of CPS1 Upregulation in a Mouse Otc Deficiency Model
The Otcspf-ash mouse is an established animal model of OTC deficiency which carries an Otc mutation that reduces Otc expression to less than 10% of wild-type levels. Following an acute ammonia challenge, these mice displayed elevated plasma ammonia levels as compared to wild-type mice. We used this model for proof of concept that elevating the expression of CPS1 can overcome a deficiency in OTC, the enzyme most commonly mutated in UCDs. We applied our RAP Platform to identify a surrogate ASO targeting mouse Cps1 regRNA in order to conduct studies in this model.
In the first study, adult Otcspf-ash mice were administered eight doses (on days 1, 3, 5, 9, 11, 13, 15 and 17) of the ASO specifically engineered to target mouse Cps1 regRNA, at three different dose levels (8.33 (N=4), 16.6 (N=4) and 33.3 mg/kg (N=3)). A control group received placebo (phosphate-buffered saline (“PBS”)). Two days after the last dose, the mice were challenged with an injection of 15N-labeled ammonium chloride. Thirty minutes later, blood was drawn to measure total ammonia and 15N-urea levels. Statistical significance between groups was determined using appropriate statistical tests including two-way ANOVA and p-values reported. P-values (or probability values) are used to determine if the outcome of an experiment is statistically significant. A low p-value means that there is a very low likelihood that a given outcome was a result of a random occurrence. A high p-value means that assuming the null hypothesis is true, this outcome was very likely due to random occurrence. Generally, a p-value of less than 0.05 (or 5% odds of the event being random) is regarded as statistically significant. In our preclinical studies, p-values of <0.05 were considered statistically significant. In some cases, we identified directional trends in effects that did not meet statistical significance due to limited group sizes, small effect size, and variability. As is depicted in the graph below, treatment of these Otc-deficient mice with the mouse surrogate tool ASO led to a dose-dependent decrease in ammonia, including a 48% decrease at the highest dose level (p<.01), along with a trend toward increased urea synthesis, including a 20% increase at the highest dose level) compared to mice treated with PBS. This demonstrates that upregulation of Cps1 can improve ammonia metabolism in the context of a pathogenic mutation in the downstream Otc gene, and that the reduction in toxic ammonia is greater than the increase in urea.
Targeting Cps1 regRNA with an ASO leads to decreased ammonia levels and increased urea production
______________________
**denotes p<.01; OtcD denotes Otc deficiency; PBS denotes phosphate-buffered saline; Error bars represent standard error of the mean.
A second Otcspf-ash mouse study was conducted to investigate the onset and duration of the pharmacodynamic effect of elevating Cps1 expression in the context of Otc deficiency. In this study, mice were administered three dose levels of ASO totaling 10, 30 and 90 mg/kg split over three days (days 1, 3 and 5). Control animals received placebo. Ammonia challenges were administered to cohorts of animals prior to dosing and at weekly intervals beginning three days after the final dose for a total of eight weeks. Blood was drawn 30 minutes post-challenge and total ammonia levels were measured. As shown in the figure below, the onset of effect was dose-dependent with ammonia levels reduced to within the range of wild-type animals (“WT Range”) by 3, 10 and 22 days post-dose for each of the high, mid and low dose groups, respectively. Ammonia levels approach baseline levels by 5 to 6 weeks post-dose, demonstrating a durable, greater than one month, pharmacodynamic effect. In addition, the impact of ASO treatment on Cps1 mRNA was assessed, and demonstrated a peak increase of approximately 71% for the high-dose group at day 15 that returned to baseline by day 29. The mid-dose group exhibited an approximately 27% increase in Cps1 mRNA along with prominent reductions in ammonia. The low-dose group exhibited minimal impact on Cps1 mRNA at the timepoints tested, had slower onset of ammonia reduction but still exhibited an overall effect. These data demonstrate that significant reductions of ammonia result from modest effects on transcription and associated increased flux through the urea cycle.

Targeting Cps1 regRNA with an ASO leads to sustained decrease in ammonia levels

Onset
(1-2 wks)
Maintenance
(~4 wks)
Return
(~1-2 wks)
1.5
1.0
0.5
0.0
15N-Ammonia
(OtcD/PBS normalized)
PBS
10 mg/kg
30 mg/kg
90 mg/kg
WT Range
Dosing days 1, 3, 5 (indicated
dose split over 3 days)
1
8
15
22
29
36
43
50
57
Days

______________________
Error bars represent standard error of the mean; PBS denotes phosphate-buffered saline.
Our Preclinical Evaluation of CMP-CPS-001 in Mice with Humanized Livers
The above studies were conducted using a mouse surrogate ASO that targets mouse Cps1 regRNA. To assess the impact on ureagenesis of CMP-CPS-001 in vivo we utilized mice whose livers had been repopulated with hepatocytes from a healthy human donor. These humanized-liver mice were given a 15N-ammonia challenge on day 1, then administered four doses of 25 mg/kg CMP-CPS-001 on days 8, 12, 15 and 19. In addition to day 1, the mice received 15N-ammonia challenges before dosing on days 8 and 15, and then again on day 22. Total ammonia and 15N-urea were measured at each of these time points. Consistent with the studies using Otcspf-ash mice involving the mouse surrogate ASO above, the results of this assessment, which are illustrated in the figure below, also demonstrated that CMP-CPS-001 targeting the Cps1 regRNA produced a statistically significant decrease in ammonia levels (approximately 71% on day 22, p<.05) along with increased ureagenesis (approximately 31% on day 22, p<0.01). Similar to the Otc-deficient mouse study, this study in wild-type humanized liver mice demonstrated that large decreases in ammonia (approximately 71%) are associated with more modest increases in urea (approximately 31%).

CMP-CPS-001 produced statistically significant changes in levels of ammonia and ureagenesis in wild-type humanized mice compared to placebo treated mice at day 22

15N-urea
Ammonia
Relative 15N-Urea levels
Relative Ammonia
2.0
1.5
1.0
0.5
0.0
**
*
8
15
22
Days

______________________
Error bars represent standard error of the mean; * denotes p<.05; ** denotes p<.01.
On day 22, animals were sacrificed and livers collected to measure expression levels of CPS1 and other urea cycle enzymes. As shown in the figure below, treatment with CMP-CPS-001 resulted in a directional, though not statistically significant, increase in the expression of CPS1 by approximately 20%, with a similar increase in OTC. In addition, similar elevations of two other urea cycle enzymes (ASL and ARG1) were observed. This demonstrates that an increase in the expression of CPS1 can enhance enzymatic activity at multiple stages of the urea cycle, supporting development of CMP-CPS-001 as a potential therapeutic for urea cycle disorders in addition to OTC deficiency. The results of our studies of UCD-relevant mRNA transcription across multiple urea cycle enzymes is presented below.
CMP-CPS-001 increases transcription of mRNA of multiple urea cycle enzymes

UCD mRNA
PBS
CMP-CPS-001
Relative expression (normalized to PBS)
2.0
1.5
1.0
0.5
0.0
NAGS
CPS1
OTC
ASS1
ASL
ARG1
14 days post first dosing (total 100mg/kg)

______________________
Error bars represent standard error of the mean; PBS denotes phosphate-buffered saline.

An ammonia challenge cannot be utilized in a clinical trial due to safety concerns, as ammonia is an extremely toxic molecule. Instead, the metabolic output of the urea cycle can be assessed by using a URT in which subjects are administered 13C-sodium acetate. Sodium acetate is a salt that is commonly found in food sources and, like ammonia, the carbon is metabolized through the urea cycle and excreted in the urine. 13C-sodium acetate, a labeled isotope of sodium acetate, is ingested by participants as part of the URT to measure the overall activity of the urea cycle, and blood is drawn at multiple time points to measure the amount of 13C-urea that is generated. This measure of ureagenesis represents a clinically meaningful signal of the metabolic output of the urea cycle. An increase in the metabolic output of the urea cycle, as indicated by an increase in the amount of 13C-sodium acetate metabolized, is expected to correlate with an increase in the amount of ammonia metabolized. The rate of ureagenesis is inversely related to the severity of UCD. Studies have shown that while baseline plasma urea levels of asymptomatic carriers of these disorders are indistinguishable from those of healthy volunteers, baseline plasma urea levels among symptomatic patients are significantly lower. Notably, the measurement of ureagenesis in prior clinical trials of therapeutics designed to treat patients with OTC deficiency has been demonstrated to translate well to clinical response. Although preclinical studies suggest increases in urea are less pronounced than decreases in ammonia, we believe ureagenesis is a reliable indicator of therapeutic efficacy. Thus, we have incorporated this assay in ongoing assessments of CMP-CPS-001 in our healthy volunteer Phase 1 clinical trial. Based on our preclinical studies we believe small increases (approximately 20%) in ureagenesis may ultimately translate to meaningful clinical activity in patients in subsequent trials. It is possible that we may observe smaller increases in healthy volunteers, as their ureagenesis rates are operating at full capacity, underrepresenting the potential efficacy when tested in patients with low ureagenesis rates. However, it is possible that an increase in 13C-sodium acetate metabolism, as measured by the URT, will not correlate to an increase in ammonia metabolism and that variability in the results of the assay could render interpretation difficult. For a further discussion of our use of this assay, please see Part I, Item 1A., “Risk factors—The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials” in this Annual Report.
Our Preclinical Evaluation of CMP-CPS-001 in Non-Human Primates
The effect of increased CPS1 production on ureagenesis was also studied in wild-type cynomolgus monkeys. These NHPs were administered two doses of 5 mg/kg CMP-CPS-001, 30 days apart, with urea production measured one week after the second dose. To measure ureagenesis, animals were administered 13C-sodium acetate, and blood was drawn at eight time points over a four-hour period. The concentration of 13C-urea was measured utilizing a URT. As shown below, CMP-CPS-001 treatment increased ureagenesis by 40% compared to those animals administered the placebo (p<0.05 at 180 minutes; p<0.01 at 240 minutes). As in the humanized mouse study, this study shows that CMP-CPS-001 can increase activity of the urea cycle in wild-type animals. Moreover, the NHP study measured ureagenesis with the same assay being employed in the ongoing Phase 1 clinical trial in healthy volunteers, supporting this approach to measure a pharmacodynamic effect in humans.
CMP-CPS-001 increased ureagenesis compared to placebo in wild-type NHPs

Ureagenesis AUC (13C-Urea)
Ureagenesis AUC (µM x min)
2500
2000
1500
1000
500
0
5 mg/kg CMP-CPS-001
PBS
*
**
~↑40%
0
60
120
180
240
min (t)

______________________

Error bars represent standard error of the mean; PBS denotes phosphate-buffered saline; * denotes p<.05; ** denotes p<.01.
Preclinical Safety Evaluations
CMP-CPS-001 was evaluated in three-month GLP toxicity studies of both mice and NHPs. Animals were dosed subcutaneously, once monthly for three months. In both species, CMP-CPS-001 was generally well tolerated with all clinical observations considered non-adverse due to low severity and lack of clinical correlates. No observable adverse effects were noted at 12.5 mg/kg and 50 mg/kg dosing, the highest dose levels tested in mice and NHPs respectively. Drug metabolism and pharmacokinetic evaluations reflected findings consistent with the drug class.
Our Ongoing Phase 1 Clinical Trial
CMP-CPS-001 is currently being evaluated in an approximately 96-person randomized, double-blind, and placebo-controlled Phase 1 clinical trial to evaluate safety, tolerability as well as pharmacokinetics and pharmacodynamics in healthy volunteers in Australia, where we are able to benefit from certain cost-effective tax incentives provided by the Australian government. CMP-CPS-001 is being administered by subcutaneous injection on a monthly basis. Primary endpoints of this trial include safety and tolerability and a secondary endpoint is to assess change in ureagenesis using the same URT utilized in our NHP study. Inclusion of the URT assessment is designed to enable the establishment of URT methodology that can be used to optimize the design of future registrational studies in patients with UCDs as well as enable a reference range of normal ureagenesis rates as both a tool for studies in patients with UCDs and as support for our engagement with regulators.
The SAD portion of the trial was segregated into four cohorts of 10-12 subjects each. Nine subjects in each cohort received CMP-CPS-001 with the additional three subjects receiving placebo. We dosed the first participant in this Phase 1 SAD clinical trial in March 2024. Dosing levels began at 0.2 mg/kg in the first cohort and, per the clinical trial design, increased with each successive cohort unless a maximum tolerated dose was reached, with dose escalation between cohorts only after a two-week safety review committee confirmation of safety and tolerability. In the absence of any concerning safety trends observed in the first two SAD cohorts, the trial was designed to then initiate an evaluation of CMP-CPS-001 in four MAD cohorts of 12 subjects each, staggered concurrently to the latter SAD cohorts. As was the design for the SAD portion of the Phase 1 clinical trial, the active therapeutic candidate to placebo participant ratio in each cohort of the MAD portion of the Phase 1 clinical trial is 3:1. Initial dosing levels and dose ranges for the MAD portion of the Phase 1 clinical trial were determined based on observations from the SAD trial portion. Dose escalation occurred after a 59-day safety review committee confirmation for the MAD portion of the Phase 1 clinical trial.
Phase 1 clinical trial design

Phase 1 Clinical Trial Data-SAD Cohorts 1 Through 4
We have completed a planned interim analysis of safety and pharmacokinetic data from all four SAD cohorts of the trial in 48 healthy volunteer participants. No safety trends of concern were observed, no treatment-related serious adverse events occurred, and CMP-CPS-001 appeared to be well tolerated, with no indication of a maximum tolerated dose at the tested dose levels. All treatment emergent adverse events (“TEAEs”) were Grade 1 (mild) or Grade 2 (moderate), and the two most common TEAEs across all cohorts were headache (six participants) and nausea (four participants). Pharmacokinetic data similarly was observed to be consistent with expectations, demonstrating a dose-dependent increase in exposure with clear separation between groups.
Anticipated Milestones
Dosing has been completed in the first two MAD cohorts, and we have initiated dosing of the third MAD cohort. We expect to report data from the SAD and MAD portions of the clinical trial, including safety, pharmacokinetic and key pharmacodynamic biomarker data, in the fourth quarter of 2025. We also plan to initiate the expansion of the trial of CMP-CPS-001 in Australia into a Phase 1b clinical trial to enroll female OTC heterozygotes in the second quarter of 2025. In addition, we intend to submit a clinical trial application in Europe and to open an additional European clinical trial site, pending regulatory clearance of the clinical trial application.

Planned Clinical Trials
Assuming the successful completion of our ongoing clinical trial and regulatory feedback from regulatory agencies, we plan to utilize a stepwise development approach in which we would initiate one or more 52-week Phase 2/3 clinical trials involving CMP-CPS-001, with the potential for an open-label extension. We anticipate the first of these two Phase 2/3 clinical trials to enroll patients in the first years of life and older who have been diagnosed with an OTC deficiency to be randomized to either our active therapeutic candidate or to placebo. We currently expect that the Phase 2/3 clinical trial would initially start with adults in the United States, and step down by age segment into patients in the first years of life and older as required by regulators. Pediatric dosing timelines, levels, and schedule may differ between U.S. and ex-U.S. regulators. Key endpoints are likely to include responder analysis defined as a reduction and/or maintenance in ammonia levels compared to baseline, diet liberalization, nitrogen scavenger reduction, and increase in ureagenesis, along with a maintenance of no or a decrease in clinical episodes during the treatment period. Assuming a positive assessment of the OTC trial results during the interim analysis, we envision initiating a second Phase 2/3 clinical trial expanding enrollment to include ASS1 and ASL deficient patient populations.

CMP-SYNGAP for SYNGAP1-Related Disorders
Our initial CNS development program, CMP-SYNGAP, aims to address the underlying cause of SYNGAP1-related disorders. CMP-SYNGAP utilizes a novel approach that targets the SYNGAP1 gene at the transcriptional level designed to restore SYNGAP function. We are advancing our CMP-SYNGAP program to address the significant unmet need for these patients by targeting the direct cause of SYNGAP1-related disorders, haploinsufficiency, which we believe is amenable to treatment by targeting SYNGAP1 regRNAs. Based on compelling data across our preclinical studies, including recent primate studies, we have nominated a development candidate, CMP-SYNGAP-01, from this program, and expect to initiate GLP toxicology studies in 2025 to enable the filing of a clinical trial application.

SYNGAP1-Related Disorders
SYNGAP plays a critical role in the development of cognition and proper synaptic function, enabling synaptic plasticity and axon formation through signal attenuation. SYNGAP1-related disorders are a group of neurodevelopmental conditions caused by pathogenic variants in the SYNGAP1 gene leading to a haploinsufficient state that reduces SYNGAP protein levels by as much as 50%. A majority of these SYNGAP1 pathogenic variants, or mutations, are mutations that result in truncation of the protein or destruction of the RNA by nonsense-mediated decay, ultimately resulting in lower protein levels and haploinsufficiency. These disorders can manifest with a variety of symptoms that can include developmental delays, movement disorders and features of autism spectrum disorder. Epilepsy is a common feature of SYNGAP1-related disorders, with seizures usually beginning in early childhood. Nearly all children have some degree of developmental delay and cognitive impairment, though disease symptoms and their severity vary widely. SYNGAP1-related disorders are autosomal dominant with clinical disease presentation if either of the two alleles have a mutation. In most cases the pathogenic variant occurs spontaneously and is not inherited. Patient estimates for SYNGAP1-related disorders vary significantly, with incidence estimates ranging from one to 40 in 100,000 individuals. While we believe that SYNGAP1-related disorders remain underdiagnosed, we estimate that there are approximately 10,000 individuals living with these disorders in the United States. The disorders are reported to represent 0.5% to 1.0% of all intellectual disability cases, making them among the most common causes of intellectual disability in patients with epilepsy, and indicating that the patient population may be significantly larger than incidence estimates suggest.
Current Treatments and Their Limitations
There is currently no FDA-approved treatment, disease-modifying or otherwise, for SYNGAP1-related disorders. There is also no definitive treatment protocol, which is dependent on seizure type and severity and other neurological characteristics of the disease. Treatment is often limited to supportive physical, occupational and speech therapy. A combination of anti-seizure medications may be prescribed to treat seizures, though SYNGAP1-related disorders have proven difficult to control with available therapeutics. As many as 50% of patients do not adequately respond to medication in which case implantable devices, such as those for vagus nerve stimulation, may offer incremental therapeutic benefit.
Our Solution
Our CMP-SYNGAP program is a novel approach that targets the SYNGAP1 gene at the transcriptional level to restore SYNGAP function and improve symptoms. We are advancing our CMP-SYNGAP program to address the significant unmet need for these patients by targeting the direct cause of SYNGAP1-related disorders, haploinsufficiency, which we believe is amenable to targeting through regRNAs. As haploinsufficiency characterizes SYNGAP1-related disorders, upregulation of SYNGAP1 gene expression may enable an increase in protein levels which may yield therapeutic benefit, including potential improvements to memory and incidence of seizures. Our CMP-SYNGAP program utilizes an intrathecally delivered ASO for the treatment of SYNGAP1-related disorders. We have identified specific regRNA sequences involved in SYNGAP1 transcription and have leveraged our RAP Platform to generate ASOs that function to increase SYNGAP1 transcription.
Our Preclinical Studies
We are currently pursuing parallel workstreams to identify both tool ASOs for mouse proof-of-concept studies, as well as human-specific ASOs as drug candidates to assess the clinical effect of ASOs on SYNGAP1 levels in both patient-derived neurons and mice expressing human SYNGAP1.
Lead human-specific ASOs have been identified that increase SYNGAP1 mRNA in human neurons in vitro as shown in the figure below (left). In addition, a mouse tool ASO was administered by intracerebroventricular injection to neonatal mice with the goal of confirming an ability to increase Syngap1 expression. Assessment of brain tissue revealed a dose-dependent increase in Syngap1 mRNA levels three weeks post-dose. These findings are presented in the graph below (right). Future studies will evaluate the impact of increased Syngap1 expression on functional deficits caused by haploinsufficiency.
Dose-dependent increase in Syngap1 mRNA in the brains of mice

____________________________ Error bars represent standard error of the mean; NTC denotes non-targeting control.	____________________________ Vertical error bars represent standard deviation of fold change increase in mRNA; Horizontal error bars represent standard deviation of measured ASO concentration.
As part of our assessment of lead human-specific ASOs in human neurons in vitro, we have confirmed that SYNGAP1 patient-derived induced pluripotent stem cell (“iPSC”) neurons exhibit one-half as much SYNGAP1 mRNA as those derived from a familial control iPSC neurons. Two representative lead ASOs demonstrated robust target engagement where they increased SYNGAP1 mRNA at least two-fold in both control and mutant neurons, where SYNGAP1 mRNA levels were fully restored to wild-type levels. We are continuing to explore electrophysiological and biochemical phenotypes in iPSC neurons in vitro to link increases in expression to benefits in disease-relevant phenotypes.

ASOs Restore WT *SYNGAP1* mRNA levels in patient iPSC neurons

SYNGAP1 mRNA Fold Change
Normalized to Familial Control NTC
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
50% reduction in mRNA
NTC
ASO-7
ASO-9
NTC
ASO-7
ASO-9
SYNGAP Patient
Familial Control

______________________
Error bars represent standard deviation of fold change increase in SYNGAP1 mRNA levels; NTC denotes non-targeting control. ASO-7 and ASO-9 denote two lead candidate ASOs of our CMP-SYNGAP program.
Dose-dependent increase in SYNGAP1 protein in the brains of humanized mice
As part of our evaluation of CMP-SYNGAP-01 in a humanized SYNGAP1 mouse model, we assessed its ability to increase SYNGAP1 protein levels following intracerebroventricular injection. The study demonstrated a dose-dependent increase in SYNGAP1 protein across multiple brain regions, with levels rising up to approximately 1.7-fold compared to control. These findings support the potential of CMP-SYNGAP-01 to enhance SYNGAP1 expression, and we continue to investigate the downstream functional benefits associated with this increase.
We have nominated CMP-SYNGAP-01 as our development candidate from this program and expect to initiate GLP toxicology studies in 2025 to enable the filing of a clinical trial application.

Program for the Treatment of GBA1-related Parkinson’s Disease
We have initiated a new discovery program focused on increasing the expression of the GBA1 gene as a potential treatment for PD. Approximately 5-15% of PD patients harbor mutations in the GBA1 gene, which encodes GCase. We estimate that there are approximately 100,000 PD patients with GBA1 mutations in the United States, representing a meaningful portion of the overall PD community.
GBA1 mutations have been shown to lead to a reduction in GCase activity of approximately 50%, which contributes to the pathological accumulation of toxic substances in the brain, exacerbating disease progression and symptoms. GCase and α-synuclein, the hallmark protein of PD, are part of a positive feedback loop in the brain that accelerates neurodegeneration. Notably, GCase activity is also reduced in sporadic forms of Parkinson’s disease, and we plan to explore the therapeutic potential of increasing GBA1 expression both in patients with GBA1 haploinsufficiency and in a broader subset of PD patients.
Using our RAP Platform, we have identified specific ASOs that target the regRNAs controlling the expression of GBA1. These ASOs have been observed to increase GBA1 expression in in vitro studies. We are continuing to advance our GBA1 discovery program with the objective of selecting a development candidate to progress into preclinical development. We believe that future clinical development of this program will be enabled by established biomarkers and assessment tools commonly used in PD research.
Manufacturing Strategy
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on third- party contract manufacturers for the manufacture of our product candidate for our clinical trials, and, if we receive marketing approval, we will rely on such third parties for commercial manufacture. In addition, we rely on third parties to package, label, store and distribute our product candidates, and we intend to rely on third parties for our commercial products if marketing approval is obtained. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Chemistry, Manufacturing and Controls (“CMC”) is a critical element of the drug development process and involves the various procedures used to assess the physical and chemical characteristics of drug products, to ensure their quality and consistency throughout manufacture. CMC increases in complexity as the development process matures.
License and Collaboration Agreements
Whitehead Institute Patent License Agreement
In October 2019, we and the Whitehead Institute for Biomedical Research (the “Whitehead Institute”) entered into a patent license agreement (as amended in December 2021 and November 2023, the “Whitehead Agreement”) pursuant to which we received a worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by the Whitehead Institute to develop, make, have made, use, sell, offer to sell, lease and import products, and to perform and have performed licensed processes, in each case, in the fields of human and animal therapeutics and diagnostics. The license granted under the Whitehead Agreement included an exclusive license to certain patent rights generally related to, among other things, methods of modulating gene expression using oligonucleotides, and a co-exclusive license to certain patent rights generally relating to, among other things, methods of modulating gene expression by targeting certain genomic sequences.
Under the Whitehead Agreement, the Whitehead Institute retains the right to practice the licensed patent rights for research, teaching, and other educational purposes, including use in third-party sponsored research, and to grant non-exclusive licenses to other nonprofit and academic institutes solely for non-commercial research, teaching, and other educational purposes. The license granted to us under the Whitehead Agreement is also subject to certain rights held by the U.S. government under applicable law with respect to inventions that arose from federal research funding. In addition, the license is subject to a certain non-exclusive license for internal research purposes only that the Whitehead Institute granted to a certain third party, and to certain preexisting rights held by a certain third party who is a party to a certain sponsored research agreement (“SRA”) with the Whitehead Institute. Under the SRA, the Whitehead Institute covenanted not to sue said third party if certain inventions arising under the SRA, or SRA inventions, are dominated by the licensed patent rights and we are thereby excluded from asserting certain patent rights licensed from the Whitehead Institute that cover the SRA inventions against said third party.
We are obligated to use certain efforts to develop one or more products or licensed processes and commercialize the products or licensed processes in a major market. Furthermore, beginning five years from the effective date and subject to certain terms and conditions, the Whitehead Agreement requires us to negotiate and potentially issue mandatory sublicenses to a third party under the exclusively licensed patent rights to make, have made, use, sell, offer to sell, or import a product or process that is not directly competitive with a licensed product or licensed process then offered for sale or in bona fide research or development by or on behalf of us.
Under the terms of the Whitehead Agreement, we paid to the Whitehead Institute an upfront license issuance fees of $0.1 million and de minimis additional fees in connection with each of the December 2021 and November 2023 amendments to the agreement that were recorded as research and development expense in our consolidated statement of operations and comprehensive loss. We are also obligated to make annual license maintenance fees under the agreement, pursuant to which we have paid an aggregate of $0.3 million through December 31, 2024. In addition, we are obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed to us under the agreement, pursuant to which we have paid an aggregate of $0.3 million through December 31, 2024. We are obligated to pay potential development milestone payments of up to an aggregate of $1.9 million under the terms of the agreement upon the achievement of certain specified contingent events, pursuant to which we have paid an aggregate of $0.2 million through December 31, 2024. In addition, if we successfully commercialize a product under the Whitehead Agreement, then we will be required to pay the Whitehead Institute tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead Institute patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis.
The expected termination of the royalty obligations will depend on factors such as the availability and application of patent term extensions for the licensed patents in the licensed territory. The Whitehead Agreement will remain in effect until voluntarily terminated by the company and may be earlier terminated by the Whitehead Institute if the company fails to pay any amounts due under the agreement or materially breaches the agreement and fails to cure such breach. The last to expire patent, if issued, under the Whitehead Agreement, is expected to expire in 2043.
Competition
The biotechnology and pharmaceutical industries have made substantial investments in recent years into the rapid development of novel treatments for metabolic and CNS-related diseases and disorders.
We face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of antisense oligonucleotide therapeutics and, furthermore, within the treatment of metabolic and CNS-related diseases and disorders.
In addition to the current standard-of-care treatments to address the diseases we are targeting in therapeutic development programs, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates.
For the broad treatment of patients with UCDs, we will compete with Amgen Inc., who has commercialized Ravicti, a nitrogen scavenger. Other therapeutics in development are focused on patients with OTC deficiency only, where we will potentially compete with Ultragenyx Pharmaceutical Inc., Arcturus Therapeutics Holdings Inc., and iECURE, Inc. (“iECURE”), among others, assuming they are successful in clinical development. Ultragenyx Pharmaceutical Inc. is developing its potential therapy in OTC patients aged 12 and older; and iECURE is initially targeting neonatal patients only. Companies that compete with us directly on the level of the development of product candidates targeting SYNGAP1-related disorders include Stoke Therapeutics, Inc. and Praxis Precision Medicines, Inc., along with other companies with programs currently in discovery stages of development, such as Tevard Biosciences, Inc., Regel Therapeutics, Inc., and Quiver Bioscience Inc. For the treatment of GBA1 Parkinson’s Disease, we will potentially compete with Gain Therapeutics, Inc., Vanqua Bio, Inc., BIAL-Portela & Cª., S.A., and Prevail Therapeutics Inc. (a subsidiary of Eli Lilly and Company), assuming they are successful in clinical development, along with other companies with programs currently in preclinical stages of development. Companies engaged in the commercialization and development of antisense oligonucleotides as therapeutics include Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals Inc.
Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retain qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offering. Our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience and treatment cost.
Intellectual Property
We believe that our intellectual property estate is a strategic asset that has the potential to provide us with a competitive advantage. We strive to protect and enhance the proprietary technology, inventions and improvements that we believe are important to our business, including pursuing, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary and intellectual property position. We additionally may rely on data exclusivity, market exclusivity and patent term extensions, when available, and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.
Our wholly owned and in-licensed patent portfolio includes patent rights covering various aspects of our RAP Platform and current product candidates, and certain legacy programs the company is no longer pursuing. As of December 31, 2024, our patent portfolio consists of 25 patent families, including two owned U.S. issued patents, 16 in-licensed U.S. issued patents, 24 in-licensed foreign issued patents, 25 owned or in-licensed U.S. pending patent applications (including provisional patent applications), 51 owned or in-licensed foreign pending patent applications, and three owned or in-licensed pending Patent Cooperation Treaty applications (“PCT applications”) that have not entered national phase. Our objective is to continue to expand our patent portfolio to protect our technology, inventions, improvements and current and future product candidates. Examples of the product candidates and technology areas covered by our intellectual property portfolio are described below.
Program-related Intellectual Property
The program-related patent rights in our patent portfolio provide coverage for product candidates designed to address certain diseases and disorders. The program-related patent applications for our lead programs include those described below. Each of the program-related patent applications described below is wholly owned by us.
CMP-CPS-001 Program
Our lead product candidate, CMP-CPS-001, is designed to amplify CPS1 expression. As of December 31, 2024, we owned two U.S. non-provisional patent applications and 15 foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and South Africa relating to compositions of matter, including CMP-CPS-001, designed to amplify CPS1 expression, and methods of treating UCDs. Each of these patent applications are national or regional phase applications based on a PCT application filed in December 2022, and claiming priority to two separate U.S. provisional patent applications, the earliest of which was filed in December 2021. We expect patents issuing from or claiming priority to these patent applications, if any, to expire in 2042, excluding any patent term adjustments or extensions.
CMP-SYNGAP Program
Our CMP-SYNGAP program aims to amplify SYNGAP1 expression. As of December 31, 2024, we owned one pending PCT application filed in December 2023, which claims priority to a U.S. provisional patent application filed in December 2022, as well as two pending U.S. provisional patent applications filed in June 2024, each relating to compositions of matter, including ASOs designed to amplify SYNGAP1 expression, and methods of treating SYNGAP1-related disorders. We expect patents claiming priority to these patent applications, if any, to expire between 2043 and 2045, excluding any patent term adjustments or extensions.
In addition to our programs listed above, we also have patent applications relating to ASO compositions directed to regRNAs involved in the transcription of additional gene targets and their use for treating additional diseases or disorders that may benefit from upregulation of gene expression. As of December 31, 2024 we owned one U.S. non-provisional patent application and ten foreign patent applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan and Mexico relating to compositions and methods for treating UCDs. Each of these patent applications are national or regional phase applications based on a PCT application filed in September 2022, which claims priority to two separate provisional U.S. patent applications, the earliest of which was filed in September 2021. We expect patents issuing from or claiming priority from these pending patent applications, if any, to expire in 2042, excluding any patent term adjustments or extensions. As of December 31, 2024, we owned one U.S. non-provisional patent application and six foreign patent applications in Australia, Canada, Europe, Israel, Japan, and Mexico relating to compositions and methods for treating several diseases and disorders including frontotemporal dementia. Each of these pending patent applications are national or regional phase applications based on a PCT application filed in June 2023, claiming priority to three separate U.S. provisional patent applications, the earliest of which was filed in June 2022. We expect patents issuing from or claiming priority from these pending patent applications, if any, to expire in 2043, excluding any patent term adjustments or extensions. As of December 31, 2024, we owned one PCT application filed in November 2023, claiming priority to a U.S. provisional patent application filed in November 2022, which relates to compositions and methods for treating cholestatic liver disease. We expect patents claiming priority from this pending application, if any, to expire in 2043, excluding any patent term adjustments or extensions.
Platform-related Intellectual Property
In addition to the program-related intellectual property, our intellectual property portfolio includes know-how and patent applications directed to our RAP Platform and other technologies developed internally or in-licensed from the Whitehead Institute. Exemplary platform technologies that are subject to such patent applications include methods of modulating gene expression using oligonucleotides, methods for characterizing enhancer-promoter pairs, and methods for modulating condensate-dependent transcription. These platform technologies, and our intellectual property portfolio related thereto, relate broadly to our existing product candidates and those we may develop in the future.
We continually assess and refine our intellectual property strategy as we develop new product candidates and technologies. To that end, we expect to file additional patent applications in support of current and new product candidates as well as new technologies.
Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing, and commercializing our product candidates and technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property rights that cover our product candidates and technology. We cannot predict whether or when our owned or licensed pending and future patent applications will result in the issuance of patents, nor can we predict whether any patents that may be granted to us in the future will be commercially useful in protecting our product candidates and technology.
The terms of individual patents depend upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.
In the United States, the term of a patent that covers an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our product candidates receive approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdiction where they are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment that such extensions should be granted, and if granted, the length of such extensions.

In addition to patent protection, we also rely on know-how and trade secret protection for our proprietary information to develop and maintain our proprietary and intellectual property position. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including entering into agreements with our employees, corporate collaborators, external scientific collaborators, contract manufacturers, consultants, advisors, and other third parties, such individuals may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our know-how, trade secrets and proprietary information.
Government Regulation in the United States
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of drugs. We, along with our contract manufacturers (“CMOs”), contract research organizations CROs, and third-party vendors, will be required to satisfy these requirements in each of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug development, approval, and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business. We cannot predict whether legislative changes will be enacted or if regulatory authorities’ guidance or interpretations will change.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as amended, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. FDA clearance of an Investigational New Drug (“IND”) application must be obtained before commencing clinical testing of a new drug in the U.S. FDA approval also must generally be obtained before a drug may be legally marketed in the United States.
Failure to comply with applicable regulatory requirements at any time during the product development, approval, or post-approval processes, could result in delays in the conduct of clinical trials or regulatory review and approval, as well as administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for planned or ongoing studies, suspension or revocation of existing product approvals, issuance of warning or untitled letters, adverse publicity, product withdrawals or recalls, marketing restrictions, product seizures, total or partial suspensions of manufacturing or distribution, import detentions or refusals, injunctions, fines, government investigations, civil penalties or criminal prosecution.
U.S. Development Process
The process for seeking approval to market and distribute a new drug in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to GLP requirements and applicable requirements for the humane use of laboratory animals or other regulations;
•completion of the manufacture, under current Good Manufacturing Practices (“cGMPs”), conditions of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•approval by an institutional review board (“IRB”) reviewing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the drug for its intended use;

•preparation and submission to the FDA of a New Drug Application (“NDA”) requesting marketing approval for one or more proposed indications, including submission of detailed information on the chemistry, manufacture and quality controls of the product in clinical development and proposed labeling;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced, including those of third parties, to assess compliance with cGMP requirements;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA to assess compliance with GLP and GCP and the integrity of clinical data in support of the NDA;
•payment of user fees under the Prescription Drug User Fee Act (“PDUFA”), unless exempted;
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post approval studies.
Before testing any drug in humans, the product candidate enters the preclinical testing stage. Nonclinical tests include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of nonclinical studies is subject to federal and state regulation, including GLPs. The clinical study sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. Some nonclinical testing typically continues after the IND is submitted.
An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational product to humans. The IND must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. If the FDA raises concerns or questions either during the initial 30-day period, or at any time during the IND review process, it may choose to impose a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may or may not result in FDA authorization to begin a clinical trial, or to begin a clinical trial on the terms originally specified by the sponsor in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.
Clinical trials may involve the administration of the drug product candidate to healthy volunteers or subjects under the supervision of qualified investigators. Clinical trials involving some products for certain diseases, including some rare diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain data from the trial to which only the group has access.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1.   The drug is initially introduced into healthy human subjects and tested for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. In the case of some products for rare diseases, the initial human testing is often conducted in patients.
•Phase 2.   The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, preliminarily evaluate the efficacy of the product for specific targeted diseases, and determine dosage tolerance, optimal dosage, and dosing schedule. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•Phase 3.   Phase 3 clinical trials typically proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety, in a diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a product candidate.
In some cases, the FDA may approve an NDA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit for products approved under accelerated approval regulations. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.
During all phases of clinical development, the FDA requires extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of serious suspected adverse reactions over those listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for such reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. At any time while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed when there is concern for patient safety, and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements and either the IRB or the data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.
Concurrent with clinical trials, companies must finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
There are also various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with the research. In each of these areas, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Information about certain clinical trials must be submitted within specific timeframes for public dissemination on the clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. If a foreign clinical trial is not conducted under an IND, FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.
U.S. Review and Approval Processes
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA must generally approve an NDA before a drug may be marketed in the United States.
The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. Under the goals and polices agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an NDA and respond to the applicant, and six months from the filing date of an NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. Each NDA must be accompanied by a substantial PDUFA user fee, which FDA adjusts on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA may refer an application for a novel drug or drug that presents difficult questions of safety and efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The NDA sponsor will have one year to submit to the FDA information that represents a complete response to the deficiencies described in the letter. The FDA will then re-review the application, taking into consideration the response and determine whether the application meets the criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications for use of the product and require that contraindications, warnings or precautions be included in the product labeling. Additionally, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess a drug’s efficacy or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS. A REMS can include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post-approval Requirements
Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drugs continues after approval, particularly with respect to cGMP. If we obtain regulatory approval for any of our products, we will be required to comply with all post-approval regulatory requirements as well as any specific post-approval requirements that the FDA have imposed as part of the approval process. We will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotional labeling requirements and record-keeping requirements. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the generation of additional data or the conduct of additional preclinical studies and clinical trials. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.
We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation.
Manufacturing facilities are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements. Failure to comply with statutory and regulatory requirements may result in the issuance of an FDA Form 483 notice of inspectional observations, untitled letter, warning letter, or suspension of manufacturing or other legal or regulatory action, such as product seizures, injunctions, civil penalties or criminal prosecution. Additionally, defects in manufacturing of commercial products can result in product recalls.
Systems need to be put in place to record and evaluate adverse events reported by health care providers and patients and to assess product complaints. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses or patient populations that are not approved by the FDA, as reflected in the product’s prescribing information (known as “off-label” use). In the United States, healthcare professionals are generally permitted to prescribe drugs for such off-label uses because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use.
If a company, including any agent of the company or anyone speaking on behalf of the company, is found to have promoted off-label uses, the company may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation (“ODD”) to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting a marketing application. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity.
Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.
The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with this position, holding that orphan-drug exclusivity blocked the FDA’s approval of the same drug for all uses or indications within the same orphan-designated disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that the FDA intends to continue to apply its longstanding interpretation of the regulations to all matters outside of the scope of the Catalyst order and will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Rare Pediatric Disease Priority Review Voucher Program
Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a drug that is for the prevention or treatment of a rare pediatric disease. The sponsor can use the voucher to obtain priority review for a subsequent human drug or biologic application. The sponsor can also transfer or sell the voucher to another company.
To be eligible for a rare pediatric disease priority review voucher, the NDA must be for a drug that prevents or treats a “rare pediatric disease” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States, or affects 200,000 or more individuals in the United States but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales of the drug in the United States. Additionally, the NDA must be deemed eligible for priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of the NDA; however rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher upon approval of the NDA.
The Rare Pediatric Disease Priority Review Voucher program was originally set to expire in October 2020 but was extended for an additional six years. Under the current statutory sunset provisions, the FDA may only award a rare pediatric disease priority review voucher if a sponsor has received rare pediatric disease designation for the drug before December 20, 2024, and the NDA for the product is approved before September 30, 2026. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers, unless the program is extended.
Expedited Review and Approval Programs
The FDA has various programs, including Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track BLA before the application is complete, a process known as rolling review.
The FDA may give a priority review designation, such as a rare pediatric disease designation, to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for Fast Track designation may also be considered appropriate to receive a priority review. In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform adequate and well-controlled post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened. Furthermore, fast-track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval and may not ultimately expedite the development or approval process.
Pediatric Information and Pediatric Exclusivity
The Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any deferral or waiver requests. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation. The FDA is required to send a PREA non-compliance letter to sponsors who have failed to submit pediatric assessments required under PREA, seek or obtain a deferral or deferral extension, or request approval for a required pediatric formulation. The FDA publicly posts such PREA non-compliance letters as well as the sponsor’s response.

A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing marketing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
In addition, pediatric exclusivity and orphan drug exclusivity, as described above, may offer a six-month or seven-year period of exclusivity, respectively, except in certain circumstances.
Patent Term Restoration and Extension
Depending upon the timing, duration and specifics of FDA approval of our product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension (“PTE”) under the Hatch-Waxman Amendments. As compensation for patent term lost during product development and the FDA regulatory review process, the Hatch-Waxman Amendments permit a patent restoration term, which is limited to a maximum of five years, or less if the extended patent term would exceed 14 years after the date of the regulatory approval of the product. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA, less any time the sponsor did not act with due diligence during the period and the approval of that application less any time the sponsor did not act with due diligence during the period. Only one patent applicable to an approved drug or drug product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only extended once based on a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, we may intend to apply for restoration of a patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. There can be no assurance that we will benefit from any PTE or favorable adjustment to the term of any of our patents.
Regulation Outside of the United States
In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study.
Government Regulation in the European Union
In the European Union an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.
The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.
In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can commence marketing of the product in those countries. The approval process and requirements vary from country to country, so the number and type of nonclinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.
To obtain regulatory approval of our medicinal products under the European Union regulatory system, we are required to submit a marketing authorization application (“MAA”) to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization (“MA”) that is valid throughout the European Union, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (“EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and human products containing a new active substance which is not authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of patients at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the EMA, to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission decision, which is valid in all European Union Member States. The centralized procedure is as follows: full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.
The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP, and taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of product characteristics (“SmPC”), the package leaflet, and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has 15 days to forward its opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.
There are two other procedures in the European Union for the grant of an MA in multiple European Union Member States. The decentralized procedure provides for approval by one or more other (“Concerned Member States”) of an assessment of an application performed by one Member State, known as the Reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft SmPC, and draft labeling and package leaflet, to the Reference Member State and Concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the Reference Member State’s assessment report, each Concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States. Where a product has already been authorized for marketing in a European Union Member State, this national MA can be recognized in other Member States through the mutual recognition procedure.
The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition that affects no more than five in 10,000 persons in the European Union when the application is made. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union and, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the applicable orphan condition, or if such a method exists, the proposed orphan medicinal product will be of significant benefit to patients affected by such condition, as defined in Regulation (EC) 847/2000.
Orphan designation provides opportunities for fee reductions, protocol assistance, and access to the centralized procedure. Fee reductions are limited to the first year after an MA, except for small and medium enterprises. In addition, if a product which has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if, at the end of the fifth year, it is shown that the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication at any time if:
•the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior;
•the MA holder of the authorized product consents to a second orphan medicinal product application; or
•the MA holder of the authorized product cannot supply enough orphan medicinal product.
    A pediatric investigation plan (“PIP”) in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when an MA holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union. Medicines authorized across the European Union with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate (“SPC”) by six months (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA (“PUMA”). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.
In March 2016, the EMA launched an initiative, the PRIority Medicines (“PRIME”), scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”), are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
The aforementioned European Union rules are generally applicable in the EEA. The United Kingdom left the European Union on January 31, 2020, and the United Kingdom and the European Union have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021.
The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). Except in respect of the new European Union Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United

Kingdom and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under a new framework mentioned below which will be put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the United Kingdom’s medicines regulator, from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.
On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom-wide MA will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, so the United Kingdom government and the European Union will enact legislative measures to bring it into law.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing European Union MAs for centrally authorized products were automatically converted (grandfathered) into United Kingdom MAs free of charge on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.
There is now no pre-MA orphan designation in Great Britain. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the Great Britain market, i.e., the prevalence of the condition in Great Britain (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain or the European Union, wherever is earliest.
Government Regulation in Australia
Our Phase 1 clinical trial for CMP-CPS-001 is being conducted in Australia. The Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council (“NHMRC”) set the GCP requirements for clinical research in Australia.
Compliance with the regulations, standards and codes set by the TGA and NHMRC is mandatory. Under the Therapeutic Goods Act 1989 (Cth) and the Therapeutic Goods Regulations 1990 (Cth), it is a condition (amongst other conditions) of all clinical trials involving investigational medicinal products to comply with the National Statement on Ethical Conduct in Research Involving Humans, published by the NHMRC (the National Statement), and the Guideline for Good Clinical Practice published by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH Guidelines”). The ICH Guidelines have been adopted in Australia, and must be complied with across all fields of clinical research involving therapeutic goods, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH Guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are generally similar to those required in other major jurisdictions, although reporting timeframes may differ to other jurisdictions.
Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the TGA for quality, safety and efficacy (and including unapproved indications of therapeutic goods which have otherwise been approved for use in Australia) must occur pursuant to either the Clinical Trial Notification Scheme (“CTN Scheme”) or the Clinical Trial Approval Scheme (“CTA Scheme”). In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee constituted in accordance with the National Statement that ensures the protection of rights, safety and well-being of human subjects involved in a clinical trial. A HREC reviews, approves and provides continuing oversight of trial protocols (including any amendments), methods and materials intended to be used in obtaining and documenting informed consent of the clinical trial subjects.

The CTN Scheme broadly involves:
•submission to a HREC, of all material relating to the proposed clinical trial, including the trial protocol;
•the HREC reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial;
•the institution or organization at which the trial will be conducted, referred to as the “Approving Authority,” giving final approval for the conduct of the trial at the site, in terms no less restrictive to those advised by the HREC; and
•the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form (“CTN Form”) to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.
    Under the CTA Scheme:
•a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment;
•a sponsor must forward any comments made by the TGA Delegate to the HREC(s) at the sites where the trial will be conducted;
•the HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
A sponsor cannot commence a trial under the CTA Scheme until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.
Approval for inclusion in the Australian Register of Therapeutic Goods (“ARTG”), is required before a therapeutic good (including pharmaceutical product) may be marketed (or supplied, imported, exported or manufactured) in Australia. Exceptions apply to therapeutic goods/pharmaceutical products that are supplied, imported, and exported to and from Australia for the purposes of a clinical trial, on the basis that certain conditions are met (e.g., the trial is conducted in accordance with the CTN or CTA scheme).
Once a sponsor decides to register a therapeutic good/pharmaceutical product in Australia, in order to obtain registration of the product on the ARTG, it is required that (amongst others):
•the sponsor submits appropriate documentation, including the outcomes of clinical trials and studies, to allow the TGA to assess the quality, safety and efficacy of the therapeutic product/pharmaceutical product; and
•the sponsor submits evidence which demonstrates that the manufacture of the therapeutic product/pharmaceutical product complies with the applicable GMP requirements.
    The TGA has the ultimate discretion to decide whether to include the therapeutic product/pharmaceutical product in the ARTG.
Healthcare Laws and Regulations in the United States
Sales of our product candidates, if approved, or any other future product candidate, will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:
•The federal Anti-Kickback Statute (“AKS”), which makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Liability may be established without proving actual knowledge of the statute or specific intent to violate it;
•Federal false claims, and false statement laws, including the federal civil False Claims Act (“FCA”), which prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs and biologics, that are false or fraudulent. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims; the FCA also permits a private individual acting as whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•The Civil Monetary Penalties Law, which covers a variety of conduct, often violations under other laws, and includes penalties for violating the AKS violations, causing the submission of false claims, and offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA also imposes obligations related to the privacy, security, and transmission of individually identifiable health information that apply to many healthcare providers, physicians, and third-party payors with whom we interact;
•Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers;
•Federal government price reporting laws, which require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•The federal Physician Payments Sunshine Act which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to “physicians” (which has the same meaning as under Section 1861(r) of the Social Security Act, which generally includes doctors of medicine, osteopathy, dentists, podiatrists, optometrists and chiropractors who are legally authorized to practice by a state) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and
•The Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.
Many states have similar laws and regulations, such as anti-kickback and false claims laws, that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug and biologics manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws in the future. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to, on a corporate or individual basis, penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and even imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results. In addition, the cost of implementing sufficient systems, controls, and processes to ensure compliance with all of the aforementioned laws could be significant. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the company’s business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights those actions, our business may be impaired.
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal and state healthcare programs, private managed care organizations, private health insurers and other organizations.
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. As a result, obtaining coverage and reimbursement approval of a product from these payors can be a time-consuming and costly process that could require us to provide each payor supporting scientific, supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication.
Further, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and impacted by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and could increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs and biologics administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Affordable Care Act”), which, among other things, includes changes to the coverage and payments for products under government healthcare programs. profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products. Since the enactment of the Affordable Care Act, there have been, and continue to be, numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and there could be additional amendments to the Affordable Care Act in the future. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business.
Additionally, there have been several U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Due to increasing political pressure and governmental budget constraints, we expect these mechanisms to remain robust, potentially even be strengthened, and to have a continued negative influence on the prices we may be able charge for our products, if approved, in the future. For example, the Inflation Reduction Act of 2022 (the “IRA”), signed into law on August 16, 2022, includes several provisions that may impact the pharmaceutical industry to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
The IRA mandates that eligible Medicare Part B and Part D drugs participate in what the statute calls the Drug Price Negotiation Program (the “Program”). This Program will seek to lower the prices of certain Medicare Part B and Part D drugs without competition via government negotiation, starting in 2026. Through this Program, the HHS Secretary must (1) publish a list of selected drugs, (2) enter into agreements with manufacturers of those drugs, (3) negotiate and, where applicable, renegotiate “maximum fair prices,” for selected drugs that will apply to Medicare Parts B and D, and (4) monitor and enforce compliance, including through new civil monetary penalties and excise taxes. Each year, starting in 2026, a new cohort of Medicare-covered drugs (“Selected Drugs”) will be subject to a negotiated price. Specifically, the HHS Secretary must select for negotiation 10 Part D drugs for the initial 2026 price applicability year, 15 Part D drugs for 2027, 15 Part B or Part D drugs for 2028, and 20 Part B or Part D drugs for 2029 and each subsequent year. These negotiation-eligible drugs must be selected from the 50 Part B drugs and 50 Part D drugs with the highest Medicare program expenditures over the preceding 12-month period. A negotiation-eligible drug means a single source pharmaceutical product that is either (1) an FDA-approved drug for which at least seven years have elapsed since the date of its approval and for which there is no generic on the market, or (2) an FDA-licensed biologic for which at least 11 years have elapsed since licensure and for which there is no biosimilar on the market. On August 29, 2023, the U.S. government released the list of the first 10 Selected Drugs to be subject to the Program. On January 17, 2025, the U.S. government released the list next 15 Selected Drugs to be subject to the Program. Following the publication of the Selected Drugs, significant uncertainty remains regarding the ultimate impact of the Program on the pharmaceutical and biotech industries. The IRA is broadly impacting regulatory and corporate strategy for biotechnology and pharmaceutical firms of all sizes.

Companies have or are planning to review and adjust their economic projections for pipeline assets, particularly for drugs with the potential to become Selected Drugs. The IRA continues to face legal challenges from industry stakeholders and advocacy groups, as well as political opposition from certain lawmakers in Congress. These efforts in the courts and Congress may influence the future of the Program, though a full repeal is unlikely. With the transition to a new Congress and the Trump administration, changes to certain provisions and U.S. federal government guidance are possible, potentially altering the Program’s implementation and impact.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. As of December 31, 2024, at least 24 U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, with eight of these states also allowing for drug affordability (i.e., price control) review boards. The disclosure requirements vary by state. Many states require multiple types of reporting, including for new drug applications, new drug launches, prior notice of price increases, and quarterly or annual reporting. Further, states may seek approval from the HHS Secretary to establish a Canadian drug importation program. Seven U.S. states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have enacted laws authorizing the establishment of such a program. However, the HHS Secretary must approve each state importation plan before it can be implemented. As of December 31, 2024, Florida is the only state to receive FDA approval for a state importation plan, which is not yet implemented. Drug importation could lower manufacturer revenue or otherwise have a chilling effect on incentives to pursue research and development of new or improved versions of drugs.
We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We also cannot predict changes resulting from the 2024 U.S. election and resulting changes in HHS leadership, including potential changes that might impact the pharmaceutical and biotech industry.
Employees and Human Capital Resources
As of December 31, 2024, we had 55 employees, all of whom were full-time and 41 of whom were engaged in research and development activities. Twenty-two of our employees hold PhD or MD degrees. All laboratory personnel and our administrative team are based in and around Boston, Massachusetts. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Corporate Information
We were originally incorporated under the laws of the State of Delaware in 2015 under the name Marauder Therapeutics, Inc. and began operations in 2016. We changed our name to CAMP4 Therapeutics Corporation in March 2018. Our principal executive offices are located at One Kendall Square, Building 1400 West, 3rd Floor, Cambridge, Massachusetts 02139 and our telephone number is (617) 651-8867. Our website address is www.camp4tx.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report. We have included our website in this Annual Report solely as an inactive textual reference.
We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business and industry is set forth below. Before deciding to invest in our common stock, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K (“Annual Report”), including in the audited consolidated financial statements and the related notes contained in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company in the early stages of development with a limited operating history. Since our inception, we have focused primarily on developing our proprietary RNA Actuating Platform, or RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, and raising capital. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and our lead product candidate is only in a Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $51.8 million and $49.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $211.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the research and development of, and seek regulatory approvals for, our lead product candidate CMP-CPS-001 for the treatment of urea cycle disorders (“UCDs”), along with any other current or future product candidates we may develop.
We anticipate that our expenses will increase substantially if and as we:
•advance our lead product candidate, CMP-CPS-001, through clinical trials;
•finalize preclinical development for our program for SYNGAP1-related disorders;
•conduct preclinical studies and clinical trials of any future product candidates;
•expand the capabilities of our RAP Platform and seek to identify and develop additional product candidates;
•seek to identify additional product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•contract with manufacturing sources for preclinical and clinical development of any future product candidates we may develop and commercial supply with respect to any such product candidates that receive regulatory approval;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.
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
Our product candidates are in varying stages of preclinical and clinical development. To date, we have not generated any revenue. We have not completed a clinical trial of any product candidate, and we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:
•identifying product candidates and completing preclinical and clinical development of any product candidates we may identify;
•obtaining regulatory approval for any of our current or future product candidates;
•manufacturing, marketing and selling any products for which we may obtain regulatory approval;
•achieving market acceptance of any products for which we obtain regulatory approval as a viable treatment option; and
•satisfying any post-marketing requirements.
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
As of December 31, 2024, we had cash and cash equivalents of $64.0 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we do not expect that our existing cash and cash equivalents will be sufficient to complete development of any of our product candidates, or any future product candidates we may identify, and we will require substantial capital in order to advance our product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
Our future capital requirements will depend on many factors, including, but not limited to:
•the scope, timing and progress of our ongoing CMP-CPS-001 clinical trial;
•the initiation, type, number, scope, progress, expansions, results, costs and timing of preclinical studies and clinical trials of our product candidates and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
•the costs and timing of manufacturing for our product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved;
•the costs, timing and outcome of regulatory meetings and reviews of our product candidates or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval and any future product candidates;
•the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase;
•the timing and payment of milestone, royalty or other payments we must make or may receive pursuant to our existing and potential future license or collaboration agreements with third parties;
•the costs and timing of establishing or securing sales and marketing capabilities if our product candidates or any product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•patients’ ability and willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements; and
•costs associated with any products or technologies that we may in-license or acquire.
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
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
In its report accompanying our audited financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operation raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our consolidated financial statements appearing elsewhere in our Annual Report for additional information on our assessment. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors, suppliers and employees. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements and it is likely that our investors will lose all or a part of their investment.
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
Commercialization of any of our current or future product candidates will require preclinical and clinical development; regulatory and marketing approval issued by regulators in any jurisdiction where we seek to commercialize such product candidates, such as the FDA, TGA and the European Commission (the “EC”) following a favorable assessment performed by the European Medicines Agency (the “EMA”); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of any of our current or future product candidates will depend on many factors, including the following:
•timely and successful completion of preclinical studies;
•acceptance of INDs or comparable foreign applications that allow commencement of clinical trials or future clinical trials for any product candidates we may develop;
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices (“GCPs”), current Good Laboratory Practices (“GLPs”) and any additional regulatory requirements from foreign regulatory authorities;
•positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
•receipt of marketing approvals from applicable regulatory authorities;
•establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any product candidates we may develop;
•commercial launch of any product candidates we may develop, if approved, whether alone or in collaboration with others;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•effectively competing against other therapies;
•acceptance of the benefits and use of our product candidates we may develop, including method of administration, if and when approved, by patients the medical community and third-party payors; and
•maintaining a continued acceptable safety profile of our products following regulatory approval.
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
In addition, we have not completed a clinical trial of any product candidate or successfully developed any product candidates, and our ability to identify and develop additional product candidates may never materialize. The process by which we identify and develop product candidates may fail to yield additional product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:
•we may not be able to assemble sufficient resources to acquire or discover product candidates;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may nevertheless be covered by third parties’ patents or other intellectual property rights;
•product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
•product candidates may not achieve the optimal levels of gene upregulation or, notwithstanding such upregulation, may not be effective in achieving a meaningful clinical result in their targeted diseases or disorders;
•the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•the regulatory pathway for a product candidate may be too complex and difficult to navigate successfully or economically.
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
Other events that may prevent successful or timely completion of clinical development include:
•delays in reaching a consensus with regulatory authorities on trial design;
•delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•delays in opening clinical trial sites or obtaining required approval from institutional review boards (“IRBs”), HRECs or independent ethics committees, or the equivalent review groups for sites outside the United States or Australia, at each clinical trial site;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or manufacturing concerns or after an inspection of our clinical trial operations or trial sites;
•negative or inconclusive results observed in clinical trials, including failure to demonstrate statistical significance, which could lead us, or cause regulators to require us, to conduct additional clinical trials or abandon product development programs;
•failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA’s GCPs, Good Manufacturing Practices (“GMP”) regulations or those of other regulatory authorities, including, but not limited to, Australia’s GMP requirements;
•failure by physicians to adhere to delivery protocols, leading to protocol deviations and variable results;

•inappropriate storage or failure of storage facilities or storage equipment of preclinical or clinical trial samples;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
•failure of our third-party contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all;
•inability to recruit patients to participate in a clinical trial, including as a result of competition with other pharmaceutical and biotechnology companies and the patient population size for our product candidates;
•delays in having patients complete participation in a clinical trial or return for post-treatment follow-up;
•clinical trial sites or patients dropping out of a trial;
•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data, or clinical endpoints that have broad variability or inconsistency, resulting in negative or indeterminable results;
•occurrence of serious adverse events associated with a product candidate in development by another company, which are viewed to outweigh its potential benefits, and which may negatively impact the perception of our current or future product candidates due to a similarity in technology or approach;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy;
•lack of adequate funding to continue the clinical trial; or
•lack of diminished revenue potential of the programs due to competition.
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
In addition, we may face challenges associated with clinical testing in pediatric populations, which we currently intend to pursue with respect to CMP-CPS-001, and which could increase our clinical development timelines and operational costs, delay regulatory approval and commercialization for such pediatric indications or expose us to additional liability. For example, finding qualified clinical sites that have access to sufficient pediatric populations and that are willing to participate in our clinical trials may take more time than would be required for the assessment of CMP-CPS-001 in adult patient populations. There may be fewer eligible pediatric patients with the UCD enzyme deficiencies we are targeting for the development of CMP-CPS-001, or with conditions applicable to other product candidates we may develop and assess in future clinical trials. We may also be required to modify the formulation or other aspects of our product candidates, as compared to the comparable product candidate intended for adult patient populations, make manufacturing changes, modify the route of administration and conduct additional clinical trials, such as bridging studies and additional safety studies, before we can commence our clinical trials in pediatric populations. The FDA or other comparable regulatory authorities may require us to complete studies in adults prior to initiating testing in children. Any delays in our planned clinical development activities for pediatric patients could have an adverse effect on our business operations.
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
Additionally, if the results of clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval for product candidates, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to changes in the way our product candidates are administered;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy (“REMS”);
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be subject to litigation; or
•experience damage to our reputation.
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
Identifying and qualifying patients to participate in clinical trials of any of our current or future product candidates is critical to our success. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current and any future product candidates are targeted, have low incidence and prevalence. For example, the incidence of UCDs in the United States is estimated to be approximately 1 in 35,000 births, with similar incidence estimated for Europe, and accordingly it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, the pediatric population is an important patient population for CMP-CPS-001 and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in this population, and to locate and enroll pediatric patients. Additionally, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:
•size of the patient population, in particular for rare diseases, including the diseases on which we are currently focused, and the process for identifying patients and screening patients;
•design of the trial protocol;
•eligibility and exclusion criteria;
•perceived risks and benefits of the product candidate under study;
•availability of competing therapies and clinical trials;
•severity of the disease or disorder under investigation;
•proximity and availability of clinical trial sites for prospective patients;
•ability to obtain and maintain patient consent;
•risk that enrolled patients will drop out before completion of the trial;
•patient referral practices of physicians; and
•ability to monitor patients adequately during and after treatment.
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
Certain of our research and product development initiatives are focused on treatments for rare diseases. Given the small number of patients who have certain of the diseases that we are currently targeting, including UCDs and SYNGAP1-related disorders, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with any product candidates we may develop, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.
Due to the recent change in U.S. presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.
We face uncertainty regarding the regulatory environment following the change in U.S. presidential administration in January 2025. While many of the new Trump administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation or policies that adversely affect our business or create a more challenging and costly environment to pursue the development and commercialization of our product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving drug products that we may be unable to satisfy or regarding the marketing of approved drug products that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.
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
We may in the future seek accelerated approval, where applicable, under the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (an “IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not ensure that the product’s accelerated approval will eventually be converted to a full approval.
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
Under the Rare Pediatric Disease Priority Review Voucher (“PRV”) program, a sponsor of an NDA that receives approval for a drug for a “rare pediatric disease” may qualify for a rare pediatric disease PRV that can be redeemed to obtain priority review for a subsequent application. Under the current statutory sunset provisions, a rare pediatric disease product application may be eligible for a rare pediatric disease PRV if the drug receives rare pediatric disease designation before December 20, 2024 and receives marketing approval before September 30, 2026. While we have obtained rare pediatric disease designation for CMP-CPS-001 for the treatment of UCDs, it is unlikely that this product candidate will be approved before September 30, 2026. If approval is not obtained by then, we will not be eligible for a rare pediatric disease PRV, unless Congress further reauthorizes the program beyond the current sunset date. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA for such product candidate will meet the criteria for a “rare pediatric disease priority product application” or be eligible for a rare pediatric disease PRV at the time the application is approved. The FDA may determine that a marketing application does not meet the eligibility criteria for a rare pediatric disease PRV for a number of reasons, including:
•the rare pediatric disease that received such designation no longer meets the definition of a “rare pediatric disease”;

•the marketing application contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in a marketing application;
•the marketing application is not deemed eligible for priority review;
•the marketing application does not rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population (that is, if the marketing application does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•the marketing application is approved for a different adult indication than the rare pediatric disease for which our product candidates are designated.
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
If we fail to comply with applicable regulatory requirements following approval of any product candidates we may develop, a regulatory agency may:
•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or supplements to an NDA submitted by us;
•seize product; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on the distribution or use of a product;
•requirements to conduct post-marketing clinical trials;
•receipt of warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•suspension of any ongoing clinical trials;
•refusal to permit the import or export of our products;
•product seizure; and
•injunctions or the imposition of civil or criminal penalties.
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
If any product candidate we may develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of any product candidates we may develop may require significant resources and may not be successful. If any product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the potential advantages and limitations compared to alternative treatments;
•the effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments;
•the clinical indications for which the product is approved;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the timing of market introduction of competitive products;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products, if approved, together with other medications.
The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.
Certain of the target indications in our pipeline are indications with small patient populations. For product candidates that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such product candidates must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any approved product candidates from third-party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•the inability of sales personnel to educate adequate numbers of physicians on the benefits of such product candidates;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain regulatory approval. Such laws include:
•the federal Anti-Kickback Statute (“AKS”), which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it in order to have committed a violation;
•the federal false claims laws, including the civil False Claims Act (“FCA”), and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims; the FCA also permits a private individual acting as whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•the Civil Monetary Penalties Law, which covers a variety of conduct, often violations under other laws, and includes penalties for violating the AKS violations, causing the submission of false claims, and offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. HIPAA also imposes obligations related to the privacy, security, and transmission of individually identifiable health information that apply to many healthcare providers, physicians, and third-party payors with whom we interact;
•federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers;
•federal government price reporting laws, which require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under governmental healthcare programs;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments and other “transfers of value” made to “physicians” (which has the same meaning as under Section 1861(r) of the Social Security Act, which generally includes doctors of medicine, osteopathy, dentists, podiatrists, optometrists and chiropractors who are legally authorized to practice by a state), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by such healthcare professionals and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration of pharmaceutical sales representatives.

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
For example, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act (the “Affordable Care Act”), which became law in the United States in 2010, contains provisions will become more salient to our business if any of our product candidates are approved. The Affordable Care Act includes, among other things, changes to the coverage and payments for products under government healthcare programs, profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries. and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. We may face uncertainties because of efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on Medicaid drug rebates beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Additionally, the Inflation Reduction Act of 2022 includes several provisions such as drug pricing controls and Medicare redesign that are likely to impact our business to varying degrees, but its ultimate effect on our business and the healthcare industry in general is not yet known. See “Healthcare laws and regulation in the United States-Healthcare reform” section for a more detailed discussion.
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
Moreover, we cannot predict changes resulting from the 2024 U.S. election and resulting changes in leadership of the Department of Health and Human Services, including potential changes that might impact funding for drug research and development, reimbursement for drugs and their administration, drug mandates and recommendations, and public perception of the pharmaceutical and biotech industry.
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
We are subject to privacy laws, regulations, and contractual obligations related to data privacy and security and changes in such laws, regulations, and contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, results of operations or prospects.
We are subject to data protection laws, regulations, and contractual obligations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Almost 20 states in the United States have passed comprehensive data protection legislation, and the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and impose requirements regarding the privacy and security of individually identifiable health information, including mandatory contractual terms, for covered entities, or certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates that provide services to the covered entity that involve individually identifiable health information and their subcontractors that use, disclose, or otherwise process individually identifiable health information. While pharmaceutical and biotechnology companies are typically not directly regulated by HIPAA, our business may be indirectly impacted by HIPAA in our interactions with providers, payors, and others that have HIPAA compliance obligations. If we are unable to properly protect the privacy and security of protected health information, we could be found to have violated these privacy and security laws and/or breached certain contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations.
In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. States are increasingly regulating the privacy and security of personal information, requiring attention to frequently changing regulatory requirements. Almost 20 other U.S. states have enacted comprehensive data privacy laws that have taken effect or will come into effect at various times over the next few years. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. We will need to evaluate and update our privacy program to seek to comply with applicable privacy and data security laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business, and we expect to incur additional expense in our effort to comply.
We are also potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule, which the FTC also has the authority to enforce. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement, depending on the nature of the alleged violations. If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), also apply to some of our operations. The GDPR and UK GDPR increase our obligations with respect to the processing of personal information in relation to clinical trials conducted in the member states of the EEA and the UK, including by expanding the definition of personal information to include coded (pseudonymized) data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and UK should apply to transfers of personal information from such sites to countries that are considered to lack an adequate level of data protection. The GDPR and UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the U.K.), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these laws is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and UK activities. In addition, as we conduct clinical trials in Australia and may in the future conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth). We may, otherwise, be subject to additional data protection laws in Australia in the states and territories in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data. These laws may impact our business. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Our failure to comply with these privacy laws and regulations or significant changes in the laws and regulations restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

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
In addition, certain of the raw materials for our product candidates are currently provided by two Chinese companies, Hongene Biotech and WuXi TIDES, a subsidiary of WuXi AppTec, and we expect to rely on these suppliers for the foreseeable future on an as-needed basis. Certain Chinese biotechnology companies and CMOs, including these suppliers, may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. In January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085), which was subsequently amended on May 15, 2024, and the Senate advanced a substantially similar bill (S.3558), both of which would have prohibited U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally speaking, the bills defined a “biotechnology company of concern” as a biotechnology company headquartered in or subject to the jurisdiction of a foreign adversary’s government and that poses a threat to national security. Both the House and Senate’s version of the bills named WuXi Apptec, MGI, BGI, and Complete Genomics as biotechnology companies of concern, and authorized the U.S. government to include additional Chinese biotechnology companies of concern. The amended House bill also named WuXi Biologics and provided a grandfathering provision with respect to a contract or agreement entered into with a designated “biotechnology company of concern” before the effective date until January 1, 2032. The final language, pathway and timing either of these bills or their provisions to become law remain uncertain and, although the bill was passed in the House on September 9, 2024, the Senate did not pass the bill before the end of the 118th Congress’s term. Nonetheless, if these bills are re-introduced in the House and Senate and become law, or similar laws are passed that include the proposed grandfathering provisions, we expect such grandfathering provisions will allow adequate time for us to identify alternative manufacturers, if necessary. To the extent any of our counterparties, or any of their subsidiaries or affiliates, is identified as a “biotechnology company of concern,” our ability to purchase services or products from, or otherwise work with, such counterparty could be restricted or even prohibited. In addition to the BIOSECURE Act, any additional executive action, legislative action or potential sanctions applicable to our current and any future suppliers could materially impact our relationship with such suppliers. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If any current or future supplier is designated on any U.S. government prohibited party lists, such designation could impact and potentially restrict our engagement with such suppliers. Such disruption could have adverse effects on the development of our product candidates and our business operations.
The new U.S. presidential administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the new administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our product candidates, impact our ability to sell our product candidates, if approved, at competitive prices and/or to affect the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our business.
Any failure by a third-party manufacturer to execute on our manufacturing requirements on commercially reasonable terms and in compliance with GMP could adversely affect our business in a number of ways, including:
•an inability to initiate preclinical studies or clinical trials of product candidates;
•delays in submitting regulatory applications, or receiving marketing approvals, for product candidates;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of product candidates; and
•in the event of approval to market and commercialize any product, an inability to meet commercial demands for the product.
We are party to manufacturing agreements with a number of third-party manufacturers. We may be unable to maintain these agreements or establish any additional agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to maintain or establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•breach of the manufacturing agreement by the third party;
•failure to manufacture according to our specifications;
•failure to manufacture according to our schedule or at all;
•misappropriation of our proprietary information, including our trade secrets and know-how; and
•termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
Collaborations involving our research programs or any product candidates we may develop pose numerous risks to us, including the following:
•collaborators would have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•collaborators may be acquired by a third party having competitive products or different priorities, causing the emphasis on our product development or commercialization program under such collaboration to be delayed, diminished or terminated;
•collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of any product candidates we may develop or that result in costly litigation or arbitration that diverts management attention and resources;
•we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

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
Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
•the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
•the sublicensing of patent and other intellectual property rights under our license agreements;
•our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and

•the priority of invention of patented technology.
In addition, future license agreements are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over intellectual property that we have licensed or any other dispute related to our license agreements prevent or impair our ability to maintain our current license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain jurisdictions, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our or our licensor’s patent and other intellectual property rights or marketing of competing products in violation of our intellectual property rights generally. Proceedings to enforce our or our licensors’ patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensor’s patent and other intellectual property rights at risk of being invalidated, held unenforceable, or interpreted narrowly, and could put our or our licensor’s patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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

Many jurisdictions have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many jurisdictions limit the enforceability of patents against government agencies or government contractors. In these jurisdictions, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering our product candidates or our technology, the defendant could counterclaim that the patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or enforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions, such as opposition, invalidation and revocation proceedings. Such proceedings could result in the revocation or cancellation of or amendment to our or our licensors’ patents in such a way that they no longer cover our product candidates or our technology or prevent third parties from competing with our product candidates or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensing partners, or the patent examiners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of any patent protection we may eventually obtain relating to our product candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to third parties, potentially blocking our ability to pursue our research programs and develop and commercialize our product candidates.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product candidates or that utilize similar technology but that are not covered by the intellectual property rights, including the claims of the patents, that we own or license currently or in the future;
•we, or our current or future license partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license currently or in the future;
•we, or our current or future license partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•it is possible that our current or future owned or licensed pending patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by third parties;
•third parties might conduct research and development activities in jurisdictions where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents or other intellectual property rights of others may have an adverse effect on our business; and
•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to our product candidates, which may change from time to time, including the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•our ability to enroll patients in clinical trials and the timing of enrollment;
•the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing products, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our product candidates;
•the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•expenditures that we may incur to acquire, develop, or commercialize additional product candidates and technologies;
•the level of demand for any approved product candidates, which may vary significantly and be difficult to predict;
•our ability to establish and maintain collaborations, licensing, or other arrangements;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the timing and amount of any milestone, royalty, or other payments payable by us or due to us under any collaboration, licensing, or other similar agreement.
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
For the broad treatment of patients with UCDs, we will compete with Amgen Inc., who has commercialized Ravicti, a nitrogen scavenger. Other therapeutics in development are focused on patients with OTC deficiency only, where we will potentially compete with Ultragenyx Pharmaceutical Inc., Arcturus Therapeutics Holdings Inc., and iECURE, Inc. (“iECURE”), among others, assuming they are successful in clinical development. Companies that compete with us directly on the level of the development of product candidates targeting SYNGAP1-related disorders include Stoke Therapeutics, Inc. and Praxis Precision Medicines, Inc., along with other companies with programs currently in discovery stages of development, such as Tevard Biosciences, Inc., Regel Therapeutics, Inc., and Quiver Bioscience Inc. For the treatment of GBA1 Parkinson’s Disease, we will potentially compete with Gain Therapeutics, Inc., Vanqua Bio, Inc., BIAL-Portela & Cª., S.A., and Prevail Therapeutics Inc. (a subsidiary of Eli Lilly and Company), assuming they are successful in clinical development, along with other companies with programs currently in preclinical stages of development. Companies engaged in the commercialization and development of antisense oligonucleotides as therapeutics include Alnylam Pharmaceuticals, Inc. and Ionis Pharmaceuticals Inc.
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
We face significant operational risks as a result of doing business internationally, such as:
•fluctuations in foreign currency exchange rates;

•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•potentially adverse and/or unexpected tax consequences, including penalties due to the challenge by tax authorities on our tax position;
•potential changes to the accounting standards, which may influence our financial situation and results;
•compliance with tax, employment, immigration and labor laws should we have any employees living or traveling abroad;
•becoming subject to the different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties;
•reduced protection of, or significant difficulties in enforcing, intellectual property rights, or increased risk of intellectual property disputes, in certain countries;
•difficulties in attracting and retaining qualified consultants, contractors, and personnel;
•restrictions imposed by any applicable local labor practices and laws on our business and operations, including unilateral cancellation or modification of contracts;
•rapid changes in global government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events, and potential failure in confidence of our suppliers or customers due to such changes or events;
•geopolitical tensions that affect our activities, operations and/or operations of our contractors, consultants, collaborators, vendors or partners; and
•tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers.
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
As of December 31, 2024, we had 55 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, we will need to expand our financial, development, regulatory, manufacturing, information technology, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties, and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
We will face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•significant costs to defend any related litigation;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•substantial monetary awards to trial participants or patients;
•loss of revenue;

•exhaustion of any available insurance and our capital resources;
•declined in our stock price;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any product candidates we may develop.
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
Our internal network and information technology systems, or those of our vendors, collaborators, consultants, service providers and other contractors may suffer failure, security breach, loss of data, or other disruptions or compromise, which could result in a material disruption of our product development programs, compromise sensitive information, prevent us from accessing critical information, trigger contractual and legal obligations, or otherwise disrupt our business and materially impact our operations, potentially exposing us to liability, reputational harm, or other adverse effects on our business and financial results.
We are increasingly dependent upon information technology systems, infrastructure and data, some of which is managed by third parties, to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). The secure processing, maintenance, and transmission of this information, including maintaining the availability, security, confidentiality, privacy and integrity of such confidential information, is critical to our operations and business. We have also outsourced elements of our operations to third parties, and as a result a number of third-party vendors, collaborators, consultants, service providers and other contractors (including our contract research organizations, CMOs and CROs) may or could have access to our confidential information, including our research and development efforts.
Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of any current or future vendors, collaborators, consultants, service providers and other contractors, and the increasing amounts of confidential information we maintain, such information technology systems are vulnerable to breakdown or other damage or interruption due to service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, vendors, collaborators, consultants, service providers, other contractors and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, computer viruses, denial-of-service attacks, social engineering, “phishing” scams, network security breaches and other means to affect the service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our vendors, collaborators, consultants, service providers and other contractors, or lead to data compromise or loss. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches or failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies.
Although we seek to protect our information technology systems our efforts may not be successful. If such an event were to occur, it could result in a delay or disruption of our development programs and our business operations, whether due to a loss of our data, trade secrets or other proprietary or confidential information or other disruptions, and we could incur liability and reputational damage. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience disruptions or security breaches of our information technology systems, the costs associated with the investigation, remediation and potential notification of the breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators, consultants, service providers and other contractors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.
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
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses (“NOLs”) or research and development tax credit carryforwards. As of December 31, 2024, we had federal NOL carryforwards of $102.3 million and state NOL carryforwards of $97.6 million.
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
Our common stock began trading on the Nasdaq Global Market (“Nasdaq”) on October 11, 2024. Given the limited trading history of our common stock, we can provide no assurance that an active trading market will develop or be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
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
Since shares of our common stock were sold in our initial public offering (the “IPO”) in October 2024 at a price of $11.00 per share and through March 13, 2025, the price per share of our common stock has ranged from $3.50 to $12.30. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of individual companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they initially purchased the common stock. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•our ability to enroll patients in our current and any future clinical trials;
•our ability to obtain and maintain regulatory approval of our product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•regulatory or legal developments in the United States and foreign countries;
•changes in the structure of healthcare payment systems;
•the success or failure of our efforts to develop, acquire, or license additional product candidates;
•innovations, clinical trial results, product approvals and other developments regarding our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•manufacturing, supply, or distribution delays or shortages;
•any changes to our relationship with any manufacturers, suppliers, collaborators, or other strategic partners;
•achievement of expected product sales and profitability;
•variations in our financial results or development timelines or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
•market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•trading volume of our common stock;
•an inability to obtain additional funding;
•sales of our stock by us, our insiders, or our stockholders, as well as the anticipation of lock-up releases or expiration of market stand-off or lock-up agreements;
•general economic, industry, geopolitical, and market conditions, such as military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
•additions or departures of senior management, directors, or key personnel;
•intellectual property, product liability, or other litigation against us or our inability to enforce our intellectual property;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales upon the expiration of the lock-up agreements entered into by holders of substantially all of our common stock outstanding immediately prior to our IPO, the early release of the lock-ups, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we had 20,161,072 shares of common stock outstanding. Of these shares, the 7,463,762 shares we sold in our IPO and subsequent exercise in part by the underwriters of their option to purchase additional shares may be resold in the public market immediately, unless held by our affiliates. The remaining shares are currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold after the lapse of the lock-up and other legal restrictions described in our prospectus, filed with respect to our IPO pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 11, 2024.
Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a substantial majority of our outstanding common stock. As a result, such persons, if they choose to act together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
In connection with our IPO, our directors and executive officers and the holders of substantially all of our outstanding securities prior to our IPO entered into lock-up agreements with the representatives pursuant to which they may not, with limited exceptions and among other things, through April 8, 2025, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of J.P. Morgan and Leerink Partners. The underwriters may permit our officers, directors, and other security holders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, except that shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
In addition, as of December 31, 2024, 2,119,425 shares of common stock that are subject to outstanding options under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. If there are any sales of these shares of common stock, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
The holders of 11,648,582 shares of our outstanding common stock, or approximately 57.8% of our total outstanding common stock based on shares outstanding as of December 31, 2024, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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
We are an “emerging growth company,” or an EGC, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”). We may remain an EGC until December 31, 2029, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We would also cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Our amended and restated certificate of incorporation (“Restated Charter”), our amended and restated bylaws (“Restated Bylaws”) and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of our company or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These include provisions that:
•authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our board of directors;
•prohibit stockholder action by written consent;

•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•provide that our directors may be removed only for cause;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our Restated Charter and Restated Bylaws.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information belonging to our stakeholders from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, response plans, regular testing of our systems, and routine review of our policies and procedures to identify risks and adapt our practices. We engage certain external parties, including independent privacy assessors, computer security firms, and risk management and governance experts, to assist with assessing and managing our cybersecurity oversight functions.

As of the date of this Annual Report, we have not experienced any cybersecurity incidents that resulted in a material effect on our business strategy, results of operations, or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. See Part I, Item 1A. “Risk Factors” in this Annual Report for additional information on cybersecurity risks we face.
The Audit Committee of the board of directors is responsible for reviewing and assessing the integrity of our information technology systems, processes and data, and is charged with meeting periodically with management to review and assess our cyber and technology-related risks, including network security, information security, and data privacy and protection, our technologies, policies, processes, and practices for assessing, monitoring, managing and mitigation those risks, and the steps management has taken to identify, assess, monitor, manage and mitigate those risks, among other matters.

Our Chief Business Operations Officer oversees our company-wide cybersecurity strategy, policy, standards, and processes across relevant departments. The Chief Business Operations Officer has over 15 years of experience overseeing key operational activities in the life sciences industry and works closely with our experienced information technology consulting firm, which helps to assess and prepare us and our employees to maintain awareness of cybersecurity risks, including email, web, and data security. Our outside information technology consultants have extensive experience designing, implementing, and running information technology and cybersecurity programs and processes using the National Institute of Standards and Technology Framework.
To deter and detect cyber threats, we provide all employees with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. To mitigate cybersecurity risks and bolster our employee-based cybersecurity programs, we monitor all user traffic and restrict access by country. In addition, access to web sites is filtered and monitored, and credentials for systems and services require multi-factor authentication whenever possible.
Item 2. Properties
We currently lease approximately 30,000 square feet of office space and laboratory space in Cambridge, Massachusetts and approximately 5,300 square feet of office and laboratory space in Boulder, Colorado. We believe these facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “CAMP” since October 11, 2024. Prior to that time, there was no public market for our common stock.
Holders
As of March 13, 2025, there were approximately 90 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any indebtedness we may incur.
Sales of Unregistered Securities
During the year ended December 31, 2024, we granted to employees options to purchase an aggregate of 462,206 shares of our common stock at a weighted-average exercise price of $10.20 per share under our 2024 Equity Incentive Plan (the “2024 Plan”) and Amended and Restated 2016 Stock Option and Grant Plan (the “2016 Plan”), and we issued and sold to employees an aggregate of 22,671 shares of our common stock under the 2016 Plan upon the exercise of stock options at a weighted-average exercise price of $0.22.
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
Use of Proceeds from Public Offering of Common Stock
On October 10, 2024, our Registration Statement on Form S-1, as amended (File No. 333-282241), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 6,820,000 shares of our common stock at a price to the public of $11.00 per share. The underwriters of our IPO were J.P. Morgan Securities LLC, Leerink Partners LLC, Piper Sandler & Co. and William Blair & Company, L.L.C.
Our IPO closed on October 15, 2024. In connection with the IPO, we granted the underwriters a 30-day option to purchase an additional 1,023,000 shares of common stock. On November 1, 2024, pursuant to the partial exercise by the underwriters of such option, we issued an additional 643,762 shares of common stock. We received aggregate gross proceeds of $82.1 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $76.4 million after deducting underwriting discounts and commissions and expenses payable by us. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 11, 2024. We are holding the balance of the net proceeds in cash and cash equivalents.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (“Annual Report"). This discussion and analysis and other parts of this Annual Report contain forward-looking statements. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Annual Report titled “Special Note Regarding Forward-Looking Statements and Market and Industry Data” and “Risk Factors,” under Part I, Item 1A.

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-based therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Regulatory RNAs (“regRNAs”) play a central role in the regulation of every protein-coding gene by contributing to gene activation and suppression. Our approach is designed to amplify messenger RNA (“mRNA”) expression by harnessing the power of regRNAs that form localized complexes with transcription factors and regulate gene expression. Our proprietary RNA Actuating Platform, or RAP Platform, allows us to rapidly and systematically identify and characterize the active regulatory elements controlling every expressed gene and tens of thousands of druggable enhancer and promoter regRNA sequences that control protein-coding genes. Once a disease-associated target gene is identified, we apply our RAP Platform to identify the controlling regRNA and rapidly generate novel antisense oligonucleotide (“ASO”) candidates, which we also refer to as RNA Actuators. These ASOs are designed to bind to the identified regRNA and amplify the expression of the target gene in a specific and controllable way. We are currently focused on metabolic diseases and diseases of the central nervous system with validated disease biology, and we believe our RAP Platform allows us to address a broad range of rare and prevalent genetic diseases in which a modest increase in protein expression has the potential to be clinically meaningful.
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including in our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through December 31, 2024, we have received gross proceeds of $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock. In addition, through December 31, 2024, we have recognized $18.0 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $51.8 million and $49.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $211.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, following the closing of our IPO, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”), director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. We anticipate that our expenses will increase substantially if and as we:
•advance our lead product candidate, CMP-CPS-001, through clinical trials;
•finalize preclinical development for our program in SYNGAP1-related disorders;
•conduct preclinical studies and clinical trials for our GBA1 discovery program for the treatment of Parkinson’s Disease (“PD”) and any future product candidates we may develop;
•expand the capabilities of our RAP Platform and seek to identify and develop additional product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;

•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•contract with third-party manufacturers for preclinical and clinical drug supply supporting any future product candidates we may develop, and commercial supply with respect to any such product candidates that receive regulatory approval;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.
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
We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our current or any future product candidates, which we expect will take a number of years or may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current and potential future collaborations, license agreements, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves, or even cease operations.
As of December 31, 2024, we had cash and cash equivalents of $64.0 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next twelve months from the date the accompanying audited consolidated financial statements as of December 31, 2024 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital” included elsewhere in this Annual Report.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for clinical supply as well as commercial supply if we obtain marketing approval. In addition, we rely on third parties to package, label, store, and distribute our clinical supply and we intend to rely on third parties to conduct the same activities for our commercial products if we obtain regulatory approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of product candidates and continued enhancement of our RAP Platform.
Collaboration and License Agreements
Below is a summary of the key terms and financial statement impact of certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section titled “Business—License and Collaboration Agreements” included elsewhere in this Annual Report.

In-License Agreements
Children’s Medical Center Corporation
In April 2018, we entered into a development and license agreement (the “CMCC Agreement”) with Children’s Medical Center Corporation (“CMCC”). The CMCC Agreement allows us to use CMCC’s proprietary intellectual property to conduct research, development and commercialization of products utilizing CMCC’s proprietary intellectual property in return for specified payments. The proprietary intellectual property licensed pursuant to this agreement is related to certain legacy programs we are not pursuing and which were subsequently sublicensed to Fulcrum Therapeutics, Inc. (“Fulcrum”), as described below. As part of the CMCC Agreement, we issued a total of 15,123 shares of common stock to CMCC and its affiliates based on the fair value of the common stock on the date of issuance.
We are obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, we will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. We incurred de minimis royalties owed to CMCC for each of the years ended December 31, 2024 and 2023 under the CMCC Agreement and recorded the amounts in R&D expense in the consolidated statement of operations and comprehensive loss. Further, under the terms of the CMCC Agreement, we are required to pay 10% of any upfront payment received under a sublicensing agreement entered into prior to the initiation of the first investigational new drug study. As such, we recorded de minimis amounts for each of the years ended December 31, 2024 and 2023, which is presented in R&D expenses on the consolidated statements of operations and comprehensive loss. We reevaluate the likelihood of achieving future milestones at the end of each reporting period. As of December 31, 2024, we determined that the likelihood of achieving future milestones was not probable.

Whitehead Institute for Biomedical Research
In October 2019, we entered into a patent license agreement (as subsequently amended, the “Whitehead Agreement”) with the Whitehead Institute for Biomedical Research (“Whitehead”). Under the Whitehead Agreement, we were granted a worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Whitehead. Upon entering into the Whitehead Agreement, we paid an initial $0.1 million license issuance fee, and paid de minimis additional fees in connection with subsequent amendments to the Whitehead Agreement. We are obligated to pay annual license maintenance fees for the term of the Whitehead Agreement. In addition, we are obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed.
We are also obligated to pay potential development milestone payments to Whitehead of up to $1.9 million upon the achievement of certain specified contingent events. In addition, if we successfully commercialize a product under the Whitehead Agreement, we are obligated to pay tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis. We incurred fees of $0.3 million under the Whitehead Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, the fees were de minimis. The fees are recorded in our R&D expense in our consolidated statements of operations and comprehensive loss.
Out-license Agreement
Fulcrum Therapeutics, Inc.
In July 2023, we entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, we granted an exclusive license related to our intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid us a $0.4 million upfront payment. In the event that Fulcrum achieves certain development and commercial milestones, Fulcrum will be obligated to pay us one-time milestone payments ranging from $0.6 million to $20.0 million, depending on the product developed and milestone achieved. In addition, under the Fulcrum Agreement there are potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization.
During the year ended December 31, 2023, we recorded $0.4 million in license revenue pursuant to the Fulcrum Agreement and none in the year ended December 31, 2024.

Collaborative Arrangement
Eli Lilly and Company
In July 2023, we executed a Material Transfer Agreement (as amended, the “MTA”), with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, we and Eli Lilly agreed to perform R&D activities to generate up to three ASOs in accordance with a prescribed workplan. We and Eli Lilly are jointly overseeing the R&D activities under the MTA. In addition, both parties are exposed to the significant risks and potential rewards under the MTA. During each of the years ended December 31, 2024 and 2023, we recorded $0.5 million as a reduction in R&D expense in the consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, we had an unbilled receivable of $0.1 million recorded within prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2023 and a de minimis deferred liability as of December 31, 2024.
Research and Collaboration Agreement
BioMarin Pharmaceutical, Inc.
In September 2024, we entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”), pursuant to which we and BioMarin agreed to collaborate with respect to the research and discovery of regulatory RNA-targeting ASOs using our proprietary RAP Platform to modulate the expression of two undisclosed genetic targets under two distinct programs. Under the terms of the BioMarin Agreement, BioMarin paid us an upfront, nonrefundable payment of $1.0 million, and will reimburse us for certain research activities. On a per-program basis, we will be eligible to receive up to $5.0 million in future contingent preclinical milestones, up to $75.0 million in future contingent development and regulatory milestones and up to $105.0 million in commercial sales milestones. We will be further eligible to receive tiered royalties at percentage rates ranging from low to high single digits of net sales, subject to specified reductions, until either the last-to-expire valid claim of a patent covering the product, ten years after the first commercial sale, or the expiration of any applicable regulatory exclusivity obtained for the product, in each case on a product-by-product and country-by-country basis. The agreement may be terminated in its entirety or on a program-by-program basis for convenience by BioMarin. The agreement may also be terminated by either us or BioMarin under certain other circumstances, including material breach, as set forth in the agreement. The notice periods for termination provisions range from 30 days to 270 days depending on the reason for termination. During the year ended December 31, 2024, we recognized $0.7 million in collaboration revenue under the BioMarin Agreement.
Components of Our Results of Operations
Revenue
For the years ended December 31, 2024 and 2023, we recognized $0.7 million and $0.4 million, respectively, in research and collaboration revenue through our collaboration and license agreements. We have not generated any revenue from the sale of products, however, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for product candidates and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.
Operating Expenses
Our operating expenses consist of R&D expenses and G&A expenses.
Research and Development Expenses
Our R&D expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities as follows:
•external costs incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), consultants and other third parties to conduct and support our clinical trials and preclinical studies;
•internal costs, including R&D personnel-related expenses such as salaries and stock-based compensation and benefits, as well as allocated facilities costs and depreciation; and
•costs associated with our licensing activities.

We expense R&D costs as incurred. Certain third-party costs for R&D activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our management and scientific personnel, vendors and third-party service providers. Non-refundable advance payments for goods and services that will be used over time for R&D are deferred and capitalized as R&D prepaid expenses on our consolidated balance sheets. The capitalized amounts are recognized as an expense as the goods are delivered or as the related services are performed. Since our inception, substantially all of our external costs have been related to the development of product candidates. We use internal resources for platform development, early pipeline discovery, preclinical development, management of clinical development activities, technical operations and oversight of manufacturing partners. We do not track our R&D expenses on a program-by-program basis. Our third-party R&D expenses consist primarily of fees paid to outside consultants, CROs, CMOs and academic research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our other R&D costs are internal costs primarily associated with our discovery efforts, laboratory supplies, and facilities, including depreciation, that are allocated across multiple programs.
Although R&D activities are central to our business model, the successful development of any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and longer duration of later-stage clinical trials. As a result, we expect our R&D expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our current product candidates and any future product candidates. Our future R&D expenses may vary significantly based on a wide variety of factors such as:
•the number and scope, rate of progress, expense and results of our clinical trials and preclinical studies and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing clinical supply;
•the extent of changes in government regulation and regulatory guidance;
•the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•the extent to which we establish additional collaboration, license, or other arrangements.
A change in the outcome of any of these variables with respect to the development of our product candidates or any future product candidates could significantly change the costs and timing associated with the development of that product candidate.
General and Administrative Expenses
G&A expenses consist primarily of personnel-related expenses such as salaries and stock-based compensation and benefits for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. G&A expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, audit, consulting and tax services, as well as facilities-related costs not otherwise included in R&D expenses and other costs such as insurance costs and travel expenses.
We anticipate our G&A expenses will increase substantially in the future as we expand our operations, including increasing our headcount to support our continued R&D activities and continue to advance the development of our product candidates. We also anticipate we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.
Other Income, Net
Other income, net primarily consists of interest income earned on our invested cash and cash equivalent balances and interest expense incurred on our finance lease and financing liabilities, as well as other insignificant amounts.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change ($)
Revenue
Research and collaboration revenue	$652	$350	$302
Operating expenses
Research and development	38,817	40,616	(1,799)
General and administrative	14,923	11,613	3,310
Total operating expenses	53,740	52,229	1,511
Loss from operations	(53,088)	(51,879)	(1,209)
Other income, net:
Interest income	1,330	2,808	(1,478)
Other expense	(33)	(220)	187
Total other income, net	1,297	2,588	(1,291)
Net loss	$(51,791)	$(49,291)	$(2,500)
Research and Collaboration Revenue
Research and collaboration revenue was $0.7 million for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023. The increase of $0.3 million was primarily due to $0.7 million of revenue recognized under the BioMarin Agreement in the year ended December 31, 2024, compared to $0.4 million of revenue recognized under the Fulcrum Agreement in the year ended December 31, 2023.
Research and Development Expenses
The following table summarizes our R&D expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change ($)
Clinical and preclinical expenses	$18,049	$20,012	$(1,963)
Personnel-related expenses	11,934	12,990	(1,056)
Facilities-related and overhead expense	6,026	5,441	585
Professional and consulting fees	2,107	1,333	774
Other expenses	701	840	(139)
Total R&D expenses	$38,817	$40,616	$(1,799)
R&D expenses were $38.8 million for the year ended December 31, 2024, compared to $40.6 million for the year ended December 31, 2023. The decrease of $1.8 million was primarily due to a decrease of $2.0 million in clinical and preclinical expenses primarily due to fewer external preclinical research activities, partially offset by an increase in clinical trial expenses. In addition, there was a $1.1 million decrease in personnel-related expenses primarily due to decreased average headcount. These decreases were partially offset by an increase of $0.8 million in professional and consulting fees associated with preclinical, regulatory and clinical affairs and continued development of our lead product candidate and $0.6 million in facilities and overhead expenses primarily due to increased repairs and maintenance as well as increased utilities and information technology expenses.
General and Administrative Expenses
The following table summarizes our G&A expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change ($)
Personnel-related expenses	$8,365	$6,443	$1,922
Professional and consulting fees	3,876	2,696	1,180
Facilities-related and overhead expense	1,600	1,538	62
Other expenses	1,082	936	146
Total G&A expenses	$14,923	$11,613	$3,310
G&A expenses were $14.9 million for the year ended December 31, 2024, compared to $11.6 million for the year ended December 31, 2023. The increase of $3.3 million was primarily due to an increase in personnel-related expenses of $1.9 million attributable to an increase of $0.8 million in stock-based compensation and $0.8 million in cash grants to offset the tax impact to certain executive officers associated with the forgiveness of promissory notes. In addition, professional and consulting fees increased by $1.2 million, primarily due to an increase in accounting and consulting fees as well as fees paid to maintain patents.
Other Income, Net
Other income, net was $1.3 million for the year ended December 31, 2024, compared to $2.6 million for the year ended December 31, 2023. The decrease of $1.3 million was primarily due to a decrease in interest income due to lower average invested cash equivalent balances in 2024.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through December 31, 2024, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements. During the year ended December 31, 2024, we received aggregate gross proceeds of $72.4 million from the sale of shares of our equity securities. In addition, for the year ended December 31, 2024, we recognized $0.7 million in research and collaboration revenue through our collaboration and license agreements.
As of December 31, 2024, we had cash and cash equivalents of $64.0 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next twelve months from the date the accompanying audited consolidated financial statements as of December 31, 2024 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. In their report accompanying our audited financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Future Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates and seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our R&D activities, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.
The timing and amount of our funding requirements will depend on many factors, including:
•the scope, timing and progress of our ongoing CMP-CPS-001 clinical trial;
•the initiation, type, number, scope, progress, expansions, results, costs and timing of preclinical studies and clinical trials of our product candidates and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
•the costs and timing of manufacturing for our product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved;
•the costs, timing and outcome of regulatory meetings and reviews of product candidates or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval and any future product candidates;
•the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase and as we operate as a public company;
•the timing and payment of milestone, royalty or other payments we must make or may receive pursuant to our existing and potential future license or collaboration agreements with third parties;
•the costs and timing of establishing or securing sales and marketing capabilities if our product candidates or any future product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•patients’ ability and willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any products or technologies that we may in-license or acquire.
Our operating plans and other demands for our cash resources may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.
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
We have entered into two non-cancellable operating leases for our office and lab space in Cambridge, Massachusetts and Boulder, Colorado, which expire on June 30, 2027 and September 30, 2028, respectively. See Note 7 to our consolidated financial statements for additional details related to our noncancellable operating leases.
Restricted Cash
In connection with our operating leases, we are required to maintain security deposits, which were issued in the form of letters of credit with a bank. See Note 2 to our consolidated financial statements for additional details related to our restricted cash.
Research and Development Expenses
We are continuing to invest in the clinical development of CMP-CPS-001 and have entered into contractual obligations with CROs relating to the performance of clinical trial services. Each contract shall continue until the completion of the trial. Our clinical trial costs are dependent on, among other things, the size and length of our clinical trial. We also incur R&D costs related to the enhancement of our existing product candidates.
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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash used in operating activities	$(45,562)	$(44,155)
Net cash used in investing activities	(441)	(678)
Net cash provided by financing activities	71,662	301
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,659	$(44,532)
Operating Activities
During the year ended December 31, 2024, operating activities used $45.6 million of cash, primarily resulting from our net loss of $51.8 million and net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $7.6 million, including depreciation and amortization, stock-based compensation expense and non-cash operating lease expense.
During the year ended December 31, 2023, operating activities used $44.2 million of cash, primarily resulting from our net loss of $49.3 million and net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $6.4 million, including stock-based compensation expense and non-cash operating lease expense.

In each of the years ended December 31, 2024 and 2023, cash used in operations was primarily related to clinical and preclinical efforts, compensation and benefits for our employees, consulting and other professional fees, and rent for our Cambridge and Boulder leases.
Investing Activities
During the years ended December 31, 2024 and 2023, net cash used in investing activities was $0.4 million and $0.7 million, respectively, due to purchases of property and equipment.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $71.7 million, consisting primarily of proceeds of $72.4 million from our IPO net of offering costs. These proceeds were partially offset primarily with financing liability and finance lease principal payments totaling $0.8 million.
During the year ended December 31, 2023, net cash provided by financing activities was $0.3 million, consisting primarily of net proceeds of $0.7 million from a financing obligation. These proceeds were partially offset by financing liability and finance lease principal payments totaling $0.6 million.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and the disclosure of our contingent liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Research and Development Expenses and Related Prepaid and Accrued Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our R&D expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our R&D expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our R&D expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our R&D expenses on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.
There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the R&D expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future R&D activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
Although we do not expect our estimates to be materially different from the amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation
We periodically grant equity-based awards in the form of stock options and restricted stock awards to employees, directors and non-employees and record stock-based compensation expenses based on their estimated fair value at the grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model as of the grant date. Stock-based compensation expenses are recognized on the accompanying consolidated statement of operations and comprehensive loss on a straight-line basis over the requisite service period, which is typically the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment.
The inputs to the Black-Scholes option-pricing model, excluding fair value of common stock discussed further below, include the following:
•the risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•the dividend yield is zero as we have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future;
•the expected term for options granted is calculated using the simplified method and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award; and
•expected volatility is derived from the historical volatilities of a select group of representative public companies, for a look-back period commensurate with the expected term of the stock options, as we have no trading history of common stock.
See Note 10 to our consolidated financial statements for weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2024 and 2023.
The intrinsic value of all outstanding options as of December 31, 2024 was $0.8 million, of which approximately $0.7 million was related to vested options and a de minimis amount was related to unvested options.
Determination of Fair Value of our Common Stock
Prior to our IPO, given the absence of a public trading market, the fair value of our common stock was determined by our board of directors at the time of each option grant, with input from management, considering contemporaneous independent third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant, including: the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions, and the superior rights, preferences, and privileges of the convertible preferred stock relative to the common stock at the time of each grant; the progress of our company’s R&D programs, including their stages of development, and our company’s business strategy; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and biotechnology industry also impact the determination of the fair value of the common stock; the likelihood of achieving a liquidity event for our company’s security holders, such as an IPO or a sale of the company, taking into consideration prevailing market conditions; and the hiring of key personnel and the experience of management.
These independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Auditing and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Guide”). The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using a market approach, which estimates the fair value of a company by including an estimation of the value of the business based on guideline public companies under several different scenarios. The Guide identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date.
In accordance with the Guide, we considered the following methods:
•Option Pricing Method (“OPM”). Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the convertible preferred stock and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent.

•Probability-Weighted Expected Return Method (“PWERM”). The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
•Hybrid Method. The Hybrid Method is a hybrid between PWERM and OPM, where the equity value is estimated based on probability-weighted value across multiple scenarios where the OPM is used to estimate the allocation of value within one or more of those scenarios.
Prior to our IPO, based on our early stage of development, the difficulty in predicting the range of specific outcomes (and their likelihood), and other relevant factors, we determined the OPM scenario was most appropriate for valuations through August 15, 2024, the date of the last grant prior to our IPO. Our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:
•the prices at which we sold shares of convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock at the time of each grant;
•the progress of our R&D programs, including the status and results of clinical and preclinical studies for our product candidates;
•our stage of development and our business strategy;
•external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•the lack of an active public market for our common stock and our convertible preferred stock;
•the likelihood of achieving a liquidity event, such as an IPO or sale of our company considering prevailing market conditions; and
•the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.
The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.
After our IPO, the fair value of our common stock is determined on the date of grant based on the closing price of our common stock as reported on the Nasdaq, the primary stock exchange on which our common stock is traded.

Recently Issued Accounting Standards
A description of recently issued accounting standards that may potentially impact our financial position, cash flows, and results of operations is included in Note 2 to our consolidated financial statements.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may remain an emerging growth company until December 31, 2029 or until such earlier time that we are no longer an emerging growth company. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved and an exemption from compliance with the requirements regarding the communication of critical audit matters in the auditor’s report on financial statements.
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
We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either: (i) the market value of our shares held by non-affiliates is less than $250.0 million; or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to a smaller reporting company.

CAMP4 Therapeutics Corporation
Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CAMP4 Therapeutics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CAMP4 Therapeutics Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Boston, Massachusetts
March 27, 2025

CAMP4 Therapeutics Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$64,039	$38,380
Prepaid expenses and other current assets	2,344	1,633
Total current assets	66,383	40,013
Restricted cash	1,624	1,624
Property and equipment, net	3,858	4,797
Operating lease right-of-use assets	6,015	7,764
Finance lease right-of-use assets	427	748
Total assets	$78,307	$54,946
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,210	$1,042
Accrued expenses and other current liabilities	4,833	3,302
Deferred revenue	385	—
Operating lease liabilities, current portion	2,994	2,704
Finance lease liabilities, current portion	91	354
Financing liability, current portion	85	405
Total current liabilities	9,598	7,807
Operating lease liabilities, net of current portion	5,493	8,487
Finance lease liabilities, net of current portion	70	148
Financing liability, net of current portion	—	85
Other long-term liabilities	2	2
Total liabilities	15,163	16,529
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value per share; 25,000,000 and 149,673,284 shares authorized; no and 130,648,426 shares issued and outstanding; liquidation value of zero and $162,885 as of December 31, 2024 and 2023, respectively	—	162,147
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 175,000,000 and 210,000,000 shares authorized; 20,161,072 and 1,026,057 shares issued, 20,145,129 and 460,704 shares outstanding as of December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	274,895	36,231
Accumulated deficit	(211,753)	(159,962)
Total stockholders’ equity (deficit)	63,144	(123,730)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$78,307	$54,946
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Year ended December 31,
	2024	2023
Revenue
Research and collaboration revenue	$652	$350
Operating expenses
Research and development	38,817	40,616
General and administrative	14,923	11,613
Total operating expenses	53,740	52,229
Loss from operations	(53,088)	(51,879)
Other income, net:
Interest income	1,330	2,808
Other expense	(33)	(220)
Total other income, net	1,297	2,588
Net loss attributable to common stockholders and comprehensive loss	$(51,791)	$(49,291)
Net loss per share attributable to common stockholders, basic and diluted	$(11.04)	$(124.80)
Weighted average shares of common stock outstanding, basic and diluted	4,690,094	394,976
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	130,648,426	$162,147	356,759	$1	$33,139	$(110,671)	$(77,531)
Vesting of restricted common stock	—	—	60,919	—	—	—	—
Issuance of common stock	—	—	43,026	—	185	—	185
Stock-based compensation expense	—	—	—	—	2,907	—	2,907
Net loss	—	—	—	—	—	(49,291)	(49,291)
Balance as of December 31, 2023	130,648,426	162,147	460,704	1	36,231	(159,962)	(123,730)
Vesting of restricted common stock	—	—	58,300	—	—	—	—
Issuance of common stock	—	—	513,781	—	113	—	113
Conversion of convertible preferred stock into common stock upon initial public offering	(130,648,426)	(162,147)	11,648,582	1	162,146	—	162,147
Issuance of common stock upon initial public offering, net of offering costs of $9,727	—	—	7,463,762	—	72,373	—	72,373
Stock-based compensation expense	—	—	—	—	4,032	—	4,032
Net loss	—	—	—	—	—	(51,791)	(51,791)
Balance as of December 31, 2024	—	$—	20,145,129	$2	$274,895	$(211,753)	$63,144
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023
Operating Activities
Net loss	$(51,791)	$(49,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696	1,678
Stock-based compensation expense	4,032	2,907
Non-cash lease expense	1,749	1,728
Non-cash interest expense	83	92
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(711)	(420)
Accounts payable	168	(1,115)
Accrued expenses and other liabilities	1,531	(136)
Operating lease assets and liabilities	(2,704)	402
Deferred revenue	385	—
Net cash used in operating activities	(45,562)	(44,155)
Investing Activities
Purchases of property and equipment	(441)	(678)
Net cash used in investing activities	(441)	(678)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	76,353	—
Proceeds from exercise of common stock options	113	185
Proceeds from financing obligation, net of issuance costs	—	706
Principal payments on financing obligation	(460)	(268)
Principal payments on finance leases	(364)	(322)
Payments of deferred offering costs	(3,980)	—
Net cash provided by financing activities	71,662	301
Net increase (decrease) in cash, cash equivalents and restricted cash	25,659	(44,532)
Cash, cash equivalents and restricted cash at beginning of year	40,004	84,536
Cash, cash equivalents and restricted cash at end of period	$65,663	$40,004
Supplemental disclosure of cash flow information:
Operating lease right-of-use asset obtained in exchange for lease liabilities	$—	$1,397
Finance lease right-of-use asset obtained in exchange for lease liabilities	$—	$504
Purchases of property and equipment in accounts payable and accrued expenses	$—	$12
Conversion of convertible preferred stock upon initial public offering	$162,147	$—
Finance lease right-of-use asset converted to fixed asset	$127	$—
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Notes to Consolidated Financial Statements
1.     Description of Business and Basis of Presentation
Description of Business
CAMP4 Therapeutics Corporation, formerly Marauder Therapeutics, Inc., and its subsidiary (collectively, the “Company”), is a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-based therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. The Company is currently focusing on metabolic diseases and diseases of the central nervous system. The Company was organized in September 2015 and began operations in 2016.
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

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets.
Reverse Stock Split
On October 3, 2024, the Company effected a one-for-11.2158 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted in connection with the reverse stock split.
Initial Public Offering
On October 15, 2024, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 6,820,000 shares of its common stock at a price to the public of $11.00 per share, resulting in net proceeds of $65.8 million, after deducting underwriting discounts and commissions of $5.3 million and other offering expenses of $4.0 million. In addition, on November 1, 2024, the Company received additional proceeds of $6.6 million, after deducting underwriting discounts and commissions of $0.5 million, pursuant to the partial exercise by the underwriters of their option to purchase additional shares in the IPO. Collectively, the Company received aggregate net proceeds of $72.4 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 11,648,582 shares of common stock (see Note 9).
In connection with the completion of its IPO, on October 15, 2024, the Company’s certificate of incorporation was amended and restated to authorize 175,000,000 shares of common stock, par value $0.0001 per share and 25,000,000 shares of preferred stock, par value of $0.0001 per share.
Liquidity and Going Concern
As of December 31, 2024, the Company had approximately $64.0 million of cash and cash equivalents and working capital of approximately $56.8 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2024, the Company had an accumulated deficit of $211.8 million. During the year ended December 31, 2024, the Company incurred a net loss of $51.8 million and had negative cash flows from operations of $45.6 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.

From inception to December 31, 2024, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including in its IPO, as well as through revenues from its license and collaboration agreements. Based on its current operating plan, the Company estimates that its cash and cash equivalents as of December 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2026. However, the Company has based this estimate on assumptions that may prove to be wrong, and could deplete its capital resources sooner than it currently expects. The Company's capital resources may not be sufficient to fund operations through at least the next twelve months from the date that these audited consolidated financial statements as of December 31, 2024 are issued based on its expected cash needs, which raises substantial doubt about the Company's ability to continue as a going concern. As the Company continues to pursue its business plan, it expects to finance its operations through potential public or private equity offerings, debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
2.     Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements, including the fair value of common stock prior to the Company’s IPO, stock-based compensation expense, accrued expenses, lease accounting and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investments and instruments with original maturities of 90 days or less that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2024 and 2023, the Company had cash and cash equivalents balances deposited at one major financial institution.
Restricted Cash
In connection with its operating leases, the Company is required to maintain security deposits totaling $1.5 million, which were issued in the form of letters of credit with a bank. As of December 31, 2024 and 2023, the Company held cash in this amount in separate restricted bank accounts as collateral for the letters of credit. The restricted cash balance is classified as long-term restricted cash on the accompanying consolidated balance sheets. In addition, the Company held less than $0.1 million in money market accounts as of each of December 31, 2024 and 2023 as collateral for the Company’s credit card obligation and increased letter of credit due to an amendment to the leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the corresponding amounts shown in the consolidated statements of cash flows as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Cash and cash equivalents	$64,039	$38,380
Restricted cash	1,624	1,624
Total cash, cash equivalents and restricted cash	$65,663	$40,004
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
The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks related to the successful development and commercialization of product candidates, fluctuations in operating results and financial risks, the ability to successfully raise additional funds when needed, protection of proprietary rights and patent risks, patent litigation, compliance with government regulations, dependence on key personnel and collaboration partners, dependence on third-party manufacturers and competition from competing products in the marketplace.
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
Level 2—Inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

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
Foreign exchange transaction gains and losses are included in other income, net in the accompanying consolidated statements of operations and comprehensive loss and were de minimis for the years ended December 31, 2024 and 2023.
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the consolidated statements of operations for the years ended December 31, 2024 and 2023.
Property and Equipment, Net
Property and equipment, which are all located in the United States, are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Description	Useful Life
Computer and software	Three years
Laboratory equipment	Five years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of asset life or remaining lease term
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, operating lease right-of-use (“ROU”) assets, and finance lease ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized no impairment losses for the years ended December 31, 2024 and 2023.
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
As of December 31, 2024 and 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are no claims or actions pending against the Company currently, the ultimate disposition of which would have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.
Leases
In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a ROU asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.
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
The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of ROU assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.
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

Certain of the Company’s leases provide a lease incentive in the form of reimbursable leasehold improvements. Due to the unpredictability of the payout of leasehold improvement reimbursements, the Company recognizes a reduction to the ROU asset and the lease liability once it has incurred costs that qualify as reimbursable by the lessor. The reduction to the ROU asset is recognized prospectively over the remainder of the lease term.
Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s ROU assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.
In addition, the Company examines other contracts with suppliers, vendors and outside parties to identify whether such contracts contain an embedded lease and, as applicable, records such embedded leases in accordance with ASC 842, Leases.
Financing Obligation (Failed Sale-Leaseback)
In accordance with ASC 842, Leases, for potential sale-leaseback transactions, the Company assesses the contract to identify if a sale occurred in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Sale-and-leaseback transactions occur when the Company sells assets to a third-party and simultaneously leases them back. The resulting leases that qualify for sale-and-leaseback accounting are evaluated and accounted for as operating leases. A transaction that does not qualify for sale-and-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, the Company will retain the assets sold within Property, plant and equipment, net and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method. To date, the Company has entered into one failed sale-leaseback transaction. See additional discussion in Note 7. Commitments and Contingencies.
Revenue Recognition and Accounting for Collaboration Agreements
Revenue from Contracts with Customers
The Company recognizes revenue in accordance with ASC 606. The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company uses judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the recognition of revenue as services are performed under step (v) above. The Company also uses judgment to determine whether development milestones or other variable consideration except for royalties and sales-based milestones, should be included in the transaction price as described further below.
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
Research and Development Expenses
Research and development (“R&D”) expenses are recorded to operating expenses when incurred. The Company’s R&D expenses consist primarily of costs incurred in performing R&D activities, including personnel-related expenses such as salaries, stock-based compensation and benefits, facilities costs, depreciation and external costs of outside vendors engaged to conduct clinical and preclinical development activities and to manufacture a product candidate. The Company accrues expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. Payments under some of these contracts depend on preclinical trial milestones. Non-refundable advance payments for goods and services that will be used over time for R&D are deferred and capitalized as R&D prepaid expenses on the Company’s consolidated balance sheets. The capitalized amounts are recognized as an expense as the goods are delivered or as the related services are performed. In accruing service fees, the Company estimates the period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly. Costs to acquire technologies to be used in R&D that have not reached technological feasibility and have no alternative future use are also expensed as incurred.
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
Offering Costs
The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering of common stock, direct offering costs are capitalized as deferred offering costs. The deferred offering costs are charged to additional paid-in capital for offerings of common stock or as a reduction in the carrying value of preferred stock for offerings of preferred stock. As of December 31, 2024 and 2023, the Company had no deferred offering costs recorded. During the year ended December 31, 2024, the Company recorded $4.0 million of offering costs related to the issuance of common stock in the IPO and recognized this amount as a reduction in the carrying value of the common stock issued in the IPO.
Stock-Based Compensation
The Company periodically grants equity-based awards in the form of stock options and restricted stock to employees, directors and non-employees and records stock-based compensation expenses based on their estimated fair value at the grant date. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model as of the grant date. Stock-based compensation expenses are recognized in the accompanying consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period, which is typically the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment.
Prior to the IPO, the fair value of the Company’s common stock was determined by the Company’s Board of Directors (the “Board”) at the time of each option grant by considering several objective and subjective factors. These factors included the valuation of a select group of representative public companies within the industry that focus on biotechnology that the Board believed was comparable to the Company’s operations; operating and financial performance; the lack of liquidity of the common stock and trends in the broader economy and biotechnology industry also impact the determination of the fair value of the common stock. For awards granted after the Company’s IPO, the grant date fair value of common stock was determined by using the closing price per share of the Company’s common stock.

The other inputs to the Black-Scholes option-pricing model include the following:
•The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero coupon U.S. Treasury notes with maturities approximating each grant’s expected term;
•The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;
•The expected term for options granted is calculated using the simplified method and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award; and
•Expected volatility is derived from the historical volatility of a select group of representative companies, for a look-back period commensurate with the expected term of the stock options, as the Company has limited trading history of common stock.
    The Company recognizes forfeitures related to stock-based compensation awards as they occur.
The Company classifies stock-based compensation expense in the consolidated statement of operations and comprehensive loss in the same way the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the use of the asset and liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities and expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is used to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management evaluates the recoverability of deferred taxes and the adequacy of the valuation allowance at each reporting period (see Note 12, Income Taxes).
The Company follows the provisions of ASC 740 relative to accounting for uncertain tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company had no reserves related to uncertain tax positions as of December 31, 2024 and 2023. As applicable, the Company recognizes accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024 and 2023, the Company did not accrue any potential interest or penalties.
The Company is required to file federal and state income tax returns in the U.S. and foreign income tax returns in Australia. The preparation of tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company.
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities for the tax years ended December 31, 2020 through December 31, 2024. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.
Classification of Convertible Preferred Stock
The Company’s convertible preferred stock was classified as temporary equity in the accompanying consolidated balance sheet as of December 31, 2023 and was excluded from stockholders’ equity (deficit) as the potential redemption of such stock was outside the Company’s control. The convertible preferred stock was not redeemable except for in the event of a liquidation, dissolution or winding up of the Company. The Company did not accrete the carrying values of the preferred stock to the redemption values since the occurrence of these events was not considered probable.

Net Loss Per Share Attributable to Common Stockholders
The Company determined all of its convertible preferred stock qualified as participating securities, as defined in ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, securities are considered participating securities if the securities may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing net income (loss) per share when a company has securities that qualify as participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Diluted net loss per share for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted stock awards, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.
Emerging Growth Company Status
The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an EGC. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.
Recently Adopted Accounting Pronouncements
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The Company has adopted this standard for the fiscal year 2024 annual financial statements and has applied this standard retrospectively for all prior periods presented in the financial statements (see Note 13).
Recently Issued Accounting Standards
Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. For public business entities, the guidance is effective for interim and annual periods beginning after December 15, 2026. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The guidance may be applied on a prospective basis or retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

3.     Fair Value Measurements
The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,819	$—	$—	$60,819

	2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$37,074	$—	$—	$37,074
The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.
4.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
R&D expense	$979	$480
Insurance expense	591	74
Software and subscriptions expense	337	287
Variable lease expenses	118	105
Federal R&D tax credit receivable	108	442
Other	211	245
Prepaid expenses and other current assets	$2,344	$1,633
5.     Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,078	3,322
Computer and software	969	938
Furniture and fixtures	524	524

Total property and equipment	10,089	9,302
Less: accumulated depreciation and amortization	(6,231)	(4,505)
Property and equipment, net	$3,858	$4,797
During the year ended December 31, 2024, title of a finance lease ROU asset for laboratory equipment with cost totaling $0.3 million transferred to the Company. The laboratory equipment had accumulated depreciation of $0.2 million. The Company incurred depreciation and amortization expense of $1.5 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense for the years ended December 31, 2024 and 2023 includes $0.2 million and $0.1 million of finance lease ROU asset amortization, respectively (see Note 7).
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Employee compensation and benefits	$3,111	$1,937
Professional fees	661	475
External R&D expenses	524	601
Other	537	289
	$4,833	$3,302
7.     Commitments and Contingencies
Operating Leases
The Company currently leases approximately 30,000 square feet of office space and laboratory space in Cambridge, Massachusetts (the “Cambridge Lease”) and approximately 5,300 square feet of office and lab space in Boulder, Colorado (the “Boulder Lease”). The Cambridge Lease expires on June 30, 2027. The Cambridge Lease provided a lease incentive in the form of reimbursable leasehold improvements of up to $3.6 million. As of December 31, 2024 and 2023, the Company had capitalized $4.5 million of leasehold improvement costs under this lease. $3.6 million was reimbursed through the lease incentive of which the final $2.7 million was received during the year ended December 31, 2023. Amounts received for lease incentives were included in the changes in operating lease assets and liabilities line in the consolidated statement of cash flows. As of December 31, 2024, the Cambridge Lease accounted for $4.9 million of operating lease ROU assets, $2.7 million of current operating lease liabilities and $4.6 million of non-current operating lease liabilities.
The Boulder Lease is a five-year lease that commenced on September 1, 2023 and expires on September 30, 2028. As the rate implicit for the Boulder Lease was not readily determinable, the Company used its incremental borrowing rate of 7.12% as of the commencement date. At commencement of the Boulder Lease, the Company recorded $1.4 million of operating ROU assets, $0.2 million of current operating lease liabilities and $1.2 million of non-current operating lease liabilities. As of December 31, 2024, the Boulder Lease accounted for $1.1 million of operating lease ROU assets, $0.3 million of current operating lease liabilities and $0.9 million of non-current operating lease liabilities.
The table below summarizes the Company’s operating lease costs for the years ended December 31, 2024 and 2023 (in thousands except for lease terms and borrowing rates):

	2024	2023
Lease cost
Operating lease cost	$2,436	$2,489
Short-term lease cost	54	119
Variable lease expense	1,362	1,213
Total lease cost	$3,852	$3,821
Other information
Operating cash flows used for operating leases	$3,390	$601

Weighted-average remaining lease term in years	2.7	3.7
Weighted-average incremental borrowing rate	6.72%	6.72%
Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$3,455
2026	3,558
2027	1,980
2028	263
Total lease payment	9,256
Less: amount representing imputed interest	(769)
Total future minimum lease obligations	$8,487
Finance Leases
The Company leases certain specialized lab equipment under several finance lease agreements with maturities ranging from April 2025 to November 2028. As of December 31, 2024, these finance leases account for $0.4 million of finance lease ROU assets, $0.1 million of current finance lease liabilities and $0.1 million of non-current finance lease liabilities.
The table below summarizes the Company’s finance lease costs for the years ended December 31, 2024 and 2023 (in thousands except for lease terms and borrowing rates):

	Classification	2024	2023
Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$189	$146
Interest on lease liabilities	Other Expense	26	33
Total finance lease cost		$215	$179
Other information
Operating cash flows used for finance leases		$364	$322
Weighted-average remaining lease term in years		2.5	1.8
Weighted-average incremental borrowing rate		8.28%	8.14%
Maturities of finance lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$111
2026	31
2027	31
Total lease payment	173
Less: amount representing imputed interest	(12)
Total future minimum lease obligations	$161
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
The repurchase option precludes accounting for the transfer of the asset to the buyer-lessor as a sale under ASC 842 since the exercise price of the repurchase option is fixed and, therefore, is not the fair value of the asset on the exercise date of the option. Thus, the agreement is considered a financing transaction (i.e., failed sale-leaseback) as the Company is reasonably certain to exercise the repurchase option at the end of the lease. The net proceeds received amounted to $0.7 million, which is recorded as a financing liability in the Company’s consolidated balance sheet. The Company imputes interest at a rate of 0.86% monthly. For each of the years ended December 31, 2024 and 2023, the Company recorded less than $0.1 million of interest expense related to this financing transaction in other expense in the consolidated statement of operations and comprehensive loss.
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
8.     Collaboration and License Agreements
In-License Agreements
Children’s Medical Center Corporation
In April 2018, the Company entered into a development and license agreement (the “CMCC Agreement”) with Children’s Medical Center Corporation (“CMCC”). The CMCC Agreement allows the Company to use CMCC’s proprietary intellectual property to conduct research, development and commercialization of products utilizing CMCC’s proprietary intellectual property in return for specified payments. The proprietary intellectual property licensed pursuant to this agreement is related to certain legacy programs the Company is not pursuing which were subsequently sublicensed to Fulcrum Therapeutics, Inc. (“Fulcrum”), as described below. As part of the CMCC Agreement, the Company issued a total of 15,123 shares of common stock to CMCC and its affiliates based on the fair value of the common stock on the date of issuance.
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the years ended December 31, 2024 and 2023 under the CMCC Agreement and recorded the amounts in R&D expense in the consolidated statement of operations and comprehensive loss. Further, under the terms of the CMCC Agreement, the Company is required to pay ten percent of any upfront payment received under a sublicensing agreement entered into prior to the initiation of the first investigational new drug study. As such, the Company recorded de minimis amounts for each of the years ended December 31, 2024 and 2023, which is presented in R&D expenses on the consolidated statements of operations and comprehensive loss. The Company re-evaluates the likelihood of achieving future milestones at the end of each reporting period. As of December 31, 2024, the Company determined that the likelihood of achieving future milestones was not probable.
Whitehead Institute for Biomedical Research
In October 2019, the Company entered into a patent license agreement (as subsequently amended, the “Whitehead Agreement”), with the Whitehead Institute for Biomedical Research, (“Whitehead”). Under the Whitehead Agreement, the Company was granted a worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Whitehead. Upon entering into the Whitehead Agreement, the Company paid an initial $0.1 million license issuance fee, and paid de minimis additional fees in connection with subsequent amendments to the Whitehead Agreement. The Company is obligated to pay annual license maintenance fees for the term of the Whitehead Agreement. In addition, the Company is obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed.
The Company is also obligated to pay potential development milestone payments to Whitehead of up to $1.9 million upon the achievement of certain specified contingent events. In addition, if the Company successfully commercializes a product under the Whitehead Agreement, it is obligated to pay tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis.
The Company incurred fees of $0.3 million under the Whitehead Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, the fees were de minimis. These fees are recorded in R&D expense in the Company’s consolidated statement of operations and comprehensive loss.

Out-license Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. In the event that Fulcrum achieves certain development and commercial milestones, Fulcrum will be obligated to pay the Company one-time milestone payments ranging from $0.6 million to $20.0 million depending on the product and milestone achieved. In addition, under the Fulcrum Agreement there are potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization.
The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Fulcrum, is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the years ended December 31, 2024 and 2023, the Company determined the variable consideration was fully constrained.
The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price.
During the year ended December 31, 2023, the Company recorded $0.4 million in license revenue pursuant to the Fulcrum Agreement and none in the year ended December 31, 2024.
Collaborative Arrangement
Eli Lilly and Company
In July 2023, the Company executed a Material Transfer Agreement (as amended, the “MTA”) with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, the Company and Eli Lilly agreed to perform R&D activities to generate up to three antisense oligonucleotides (“ASOs”) in accordance with a prescribed workplan. The Company evaluated the MTA under ASC 808 and concluded that it is a collaboration arrangement. The Company and Eli Lilly are jointly overseeing the R&D activities under the MTA. In addition, both parties are exposed to significant risks and potential rewards under the MTA. During each of the years ended December 31, 2024 and 2023, the Company recorded $0.5 million as a reduction in R&D expense in the consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, the Company had an unbilled receivable of $0.1 million recorded within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2023 and a de minimis deferred liability as of December 31, 2024.
Research and Collaboration Arrangement
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and will reimburse the Company for certain research activities. On a per-program basis, the Company will be eligible to receive up to $5.0 million in future contingent preclinical milestones, up to $75.0 million in future contingent development and regulatory milestones and up to $105.0 million in commercial sales milestones. The Company will be further eligible to receive tiered royalties at percentage rates ranging from low to high single digits of net sales, subject to specified reductions, until either the last-to-expire valid claim of a patent covering the product, ten years after the first commercial sale, or the expiration of any applicable regulatory exclusivity obtained for the product, in each case on a product-by-product and country-by-country basis. The agreement may be terminated in its entirety or on a program-by-program basis for convenience by BioMarin. The agreement may also be terminated by either the Company or BioMarin under certain other circumstances, including material breach, as set forth in the agreement. The notice periods for termination provisions range from 30 days to 270 days depending on the reason for termination.

The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin is a customer and there is one performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $3.8 million, comprised of $1.0 million upfront consideration and expected $2.8 million reimbursable R&D expenses, and will be recognized over time based upon a cost-to-cost method. Any deferred revenue recorded will be classified as short-term. The Company believes this work will be completed within 12 months of contract execution and thus, the related revenue will be recognized over that period.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the year ended December 31, 2024, the Company determined the variable consideration was fully constrained.
During the year ended December 31, 2024, the Company recognized $0.7 million in collaboration revenue under the BioMarin Agreement. Additionally, the Company had deferred revenue of $0.3 million recorded on the consolidated balance sheet as of December 31, 2024.
9.     Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
Upon the closing of the IPO, all of the currently outstanding convertible preferred stock automatically converted into 11,648,582 shares of common stock. As of December 31, 2023, the Company’s convertible preferred stock consisted of the following (in thousands, except share amounts):

	Authorized shares	Shares issued and outstanding	Liquidation Value	Common stock issuable upon conversion
Series A Prime	68,173,692	62,389,791	$62,381	5,562,653
Series B	81,499,592	68,258,635	$100,504	6,085,929
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of December 31, 2024, no shares of preferred stock were outstanding.

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of December 31, 2024, no cash dividends have been declared or paid.

As of December 31, 2024, the Company has reserved the following shares of common stock for future issuance:

Shares reserved for future issuance under the 2024 Equity Incentive Plan and ESPP	2,293,348
Stock options outstanding	2,119,425
Restricted stock vesting	15,943
Warrant outstanding	142
Total	4,428,858

10.     Stock-Based Compensation
2024 Equity Incentive Plan
In October 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the Company’s IPO. The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company.
Awards granted under the 2024 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms. The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. As of December 31, 2024, there were 2,079,045 shares of common stock reserved and available for issuance pursuant to the 2024 Plan.
2024 Employee Stock Purchase Plan
In October 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective in connection with the Company’s IPO. The 2024 ESPP initially reserved 214,303 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (2) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. As of December 31, 2024, there were 214,303 shares of common stock reserved and available for issuance pursuant to the 2024 ESPP.
The 2024 ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the 2024 ESPP occur on or about January 1 and July 1 each year. As of December 31, 2024, there have been no offering periods.
2016 Equity Incentive Plan
In 2016, the Company adopted the Marauder Therapeutics, Inc. 2016 Stock Option and Grant Plan (the “2016 Plan”) that provided for the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2016 Plan was suspended in connection with the Company’s IPO and no further grants will be made. The 2016 Plan continues to govern the terms and conditions of outstanding awards granted under the 2016 Plan.
Stock Option Activity
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Expected volatility	97.20%	92.24%
Risk-free interest rate	3.98%	3.84%
Expected dividend yield	0%	0%
Expected term (in years)	5.99	5.97
The weighted average fair value of stock options granted during the years ended December 31, 2024 and 2023 was $8.09 and $6.73 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $6.6 million and $0.2 million, respectively.
The Company issued $1.0 million of promissory notes to certain executives during the year ended December 31, 2021 in order for them to early exercise stock options. Management concluded the promissory notes are recourse in form but non-recourse in substance as the Company does not intend to seek repayment beyond the shares issued. The promissory notes are therefore treated as an option for accounting purposes and are not recorded on the consolidated balance sheet.

Stock-based compensation expense is recorded, accordingly. The exercise price used in determining the fair value of the stock options includes the interest earned on the notes and the expected term is five years, reflecting the term of the notes. The early exercised shares were not outstanding for accounting purposes before repayment of the notes. During the year ended December 31, 2024, the promissory notes were forgiven, resulting in 491,110 shares of common stock that had been exercised early being treated as outstanding for accounting purposes. These shares are included in the exercised options in the table below.
The following table summarizes stock option activity for the year ended December 31, 2024 (in thousands, except share and per share amounts):

	Number of outstanding options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Balance as of December 31, 2023	2,273,221	$6.06	8.05	$6,893
Granted	462,206	$10.20
Forfeited/Cancelled	(102,221)	$6.43
Exercises	(513,781)	$0.22		$6,581
Balance as of December 31, 2024	2,119,425	$7.87	7.98	$751
Vested and expected to vest as of December 31, 2024	2,119,425	$7.87	7.98	$751
Exercisable as of December 31, 2024	1,221,427	$6.83	7.57	$739
The Company recorded stock-based compensation expense related to stock options of $3.8 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $6.8 million of unrecognized stock option stock-based compensation expense which is expected to be recognized over a weighted average period of 2.7 years.
A summary of restricted stock award activity for the year ended December 31, 2024 is a follows:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2023	74,243	$2.02
Vested	(58,300)	$0.82
Unvested as of December 31, 2024	15,943	$1.75
All restricted common stock awards were initially issued at a price determined to be fair value on the date of grant. The Company recognizes forfeitures of restricted common stock as they occur. As of December 31, 2024, there was a de minimis amount of unrecognized restricted stock-based compensation expense which is expected to be recognized over a weighted average period of 0.3 years. The fair value of shares that vested during the years ended December 31, 2024 and 2023 was $0.1 million and $0.5 million, respectively.
Stock-based compensation expense related to stock options and restricted stock recorded in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
R&D	$1,876	$1,555
G&A	2,156	1,352
	$4,032	$2,907
The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

11.     Employee Benefit Plan
On January 1, 2017, the Company’s board of directors approved the Company’s 401(k) retirement plan (the “401(k) Plan”). Employees of the Company are eligible to participate in the 401(k) Plan. Participants may contribute up to 100% of their annual compensation to the 401(k) Plan, subject to statutory limitations. Effective January 1, 2022, under the 401(k) Plan “Safe Harbor Match,” the Company matches 100% of the first 3% of employee contributions and these contributions vest in full at the time of match.
For the years ended December 31, 2024 and 2023, the Company made matching contributions of $0.3 million and $0.4 million, respectively.
12.     Income Taxes
For the years ended December 31, 2024 and 2023, no income tax expense was recorded due to the Company’s net operating loss (“NOL”) and full valuation allowance. The Company’s effective tax rate of zero differs from the U.S. statutory tax rate of 21% primarily because of the valuation allowance maintained against the Company’s net deferred tax assets. A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Income tax computed at federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.78	7.49
Foreign rate differential	(0.06)	0.04
R&D credit	2.98	4.03
Valuation allowance	(29.63)	(31.99)
Permanent differences	(1.07)	(0.57)
Effective income tax rate	0.00%	0.00%
The Company’s net deferred tax assets as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Deferred tax assets:
NOLs	$27,667	$18,936
Capitalized R&D costs	22,059	17,413
R&D credits	9,299	7,239
Operating lease liabilities	2,307	3,052
Capitalized Sec. 59 (e ) R&D expenditures	1,833	2,337
Other	3,409	2,735
Total gross deferred tax assets	66,574	51,712
Deferred tax liabilities:
Operating lease ROU assets	(1,653)	(2,118)
Total gross deferred tax liabilities	(1,653)	(2,118)
Net deferred tax assets	64,921	49,594
Valuation allowance	(64,921)	(49,594)
Net deferred tax asset less valuation allowance	$—	$—
As of December 31, 2024 and 2023, the Company had U.S. federal NOL carryforwards of $102.3 million and $69.8 million, respectively, which may be available to offset future income tax liabilities. Of the $102.3 million carryforwards, approximately $4.8 million will begin to expire in 2036 and approximately $97.5 million are carried forward indefinitely. As of December 31, 2024 and 2023, the Company had state NOL carryforwards of $97.6 million and $66.7 million, respectively, which will begin to expire in 2036.
As of December 31, 2024 and 2023, the Company had U.S. federal R&D tax credit carryforwards of $6.7 million and $5.2 million, respectively, which begin to expire in 2036. As of December 31, 2024 and 2023, the Company had state R&D tax credit carryforwards of $3.3 million and $2.6 million, respectively, which begin to expire in 2036. As of

December 31, 2024 and 2023, the Company had capitalized R&D costs of $22.1 million and $17.4 million, respectively, as required by the Tax Cuts and Jobs Act of 2017.
Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024. During the years ended December 31, 2024 and 2023, the valuation allowance increased by $15.3 million and $15.8 million, respectively, due to the increase in the deferred tax assets by the same amount, primarily due to increases in the NOL carryforwards, capitalized R&D costs and R&D tax credit carryforwards.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation because of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”), a corporation that undergoes an ownership change may be subject to limitation on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of more than 50% in the ownership positions of certain stockholders during a rolling three-year period.
The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2024. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay U.S. federal or state income taxes earlier than would be required if such limitation were not in effect.
For the year ended December 31, 2024, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts have been recognized as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred income tax asset established for the R&D credit carryforwards and the valuation allowance.
13.     Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: R&D, which engages in the business of developing a new class of RNA-based therapeutics to treat a broad range of genetic diseases. The Company's operations are primarily in the United States.

The Company’s CODM is its Chief Executive Officer. The CODM uses net loss, as reported on the Company’s consolidated statement of operations and comprehensive loss, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented. The following table provides the revenue and significant and other segment expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Revenue	$652	$350
Less: Significant segment expenses
Personnel-related expenses	20,299	19,433
Clinical and preclinical expenses	18,049	20,012
Facilities-related and overhead	7,625	6,979
Professional and consulting fees	5,984	4,029
Corporate expenses	1,175	1,185
Travel and entertainment	608	591
Plus: Other segment income	1,297	2,588
Segment net loss	$(51,791)	$(49,291)

Other segment income includes total other income, net on the consolidated statements of operations.

14.     Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	2024	2023
Numerator:
Net loss attributable to common stockholders	$(51,791)	$(49,291)
Denominator:
Weighted-average common shares outstanding, basic and diluted	4,690,094	394,976
Net loss per share attributable to common stockholders, basic and diluted	$(11.04)	$(124.80)
The Company’s potentially dilutive securities, which include or have included convertible preferred stock, outstanding stock options, unvested restricted common stock, and warrants to purchase stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	2024	2023
Conversion of preferred stock	—	11,648,582
Stock options outstanding	2,119,425	2,273,221
Restricted stock vesting	15,943	74,243
Warrant outstanding	142	142
	2,135,510	13,996,188
15.     Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For the years ended December 31, 2024 and 2023, the Company recognized R&D expense totaling $0.3 million and $0.3 million, respectively, related to work performed under the founder agreements. The Company had no amount due to the founders at both December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense totaling $0.2 million and less than $0.2 million, related to consulting agreements, respectively.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. For the years ended December 31, 2024 and 2023, the Company recognized G&A expense totaling $0.1 million and $0.1 million, respectively, related to work performed under the consulting agreement. The Company had no amount due to the consultant at both December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense totaling $0.2 million and less than $0.2 million, respectively, related to the consulting agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, no “Rule 10b5-1 plans” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K, were adopted, modified, or terminated by officers or directors of the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Insider Trading Policies and Procedures
We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and other covered persons. The insider trading policy also applies to transactions by the Company in its securities. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report as Exhibit 19.1.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investor relations section of our website. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in public filings.
The information required to be included by this Item of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein. The Proxy Statement will be filed electronically with the SEC within 120 days after the end of the fiscal year covered by this Annual Report pursuant to Regulation 14A of the Exchange Act.
Item 11. Executive Compensation
The information required by this item of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this item of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
For a list of the consolidated financial statements and report of Independent Registered Public Accounting Firm (PCAOB ID:42) included herein, see Index to the Consolidated Financial Statements on page 121 of this Annual Report, which is incorporated into this Item by reference.
Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation	8-K	001-423665	10/15/2024	3.1
3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation	8-K	001-423665	10/15/2024	3.2
4.1	Description of Registered Securities					X
4.2	Third Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 3, 2022	S-1	333-282241	9/20/2024	4.1
4.3	Warrant to Purchase Stock, by and between Silicon Valley Bank and CAMP4 Therapeutics Corporation (f/k/a Marauder Therapeutics, Inc.), dated January 4, 2017	S-1	333-282241	9/20/2024	4.2
10.1+	Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of October 23, 2019	S-1	333-282241	9/20/2024	10.1
10.2+	First Amendment to Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of December 14, 2021	S-1	333-282241	9/20/2024	10.2
10.3+	Second Amendment to Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of November 7, 2023	S-1	333-282241	9/20/2024	10.3
10.4#	CAMP4 Therapeutics Corporation Amended and Restated 2016 Stock Option and Grant Plan, as amended, and form of award agreements thereunder	S-1	333-282241	9/20/2024	10.4
10.5#	CAMP4 Therapeutics Corporation 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.5
10.6#	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.6
10.7#	Form of Incentive Stock Option Award Agreement under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.7
10.8#	Form of Non-Qualified Stock Option Award Agreement under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.8
10.9#	Amended and Restated Employment Agreement by and between CAMP4 Therapeutics Corporation and Josh Mandel-Brehm, dated October 3, 2024	S-1/A	333-282241	10/7/2024	10.9

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith
10.10#	CAMP4 Therapeutics Corporation 2024 Employee Stock Purchase Plan	S-1/A	333-282241	10/7/2024	10.10
10.11#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-282241	9/26/2024	10.11
10.12#	CAMP4 Therapeutics Corporation Severance and Change in Control Plan	S-1/A	333-282241	10/7/2024	10.12
10.13#	CAMP4 Therapeutics Corporation Non-Employee Director Compensation Policy	S-1/A	333-282241	10/7/2024	10.13
10.14	Amended Lease agreement by and between CAMP4 Therapeutics Corporation and ARE-MA Region 59, LLC, dated October 3, 2019	S-1	333-282241	9/20/2024	10.14
10.15	Lease by and between CAMP4 Therapeutics Corporation and BCSP Pearl East Property LLC, dated January 3, 2023	S-1	333-282241	9/20/2024	10.15
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of CAMP4 Therapeutics Corporation	S-1	333-282241	9/20/2024	21.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	CAMP4 Therapeutics Corporation Policy for Recoupment of Incentive Compensation	S-1/A	333-282241	10/7/2024	10.16
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+
Portions of this exhibit (indicated by asterisks) have been redacted pursuant to Item 601 of Regulation S-K because they are both not material and the registrant customarily and actually treats such information as private or confidential.

#	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2025

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Josh Mandel-Brehm President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Josh Mandel-Brehm and Kelly Gold, and each of them, as his or her true and lawful agents, proxies and attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K of CAMP4 Therapeutics Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Mandel-Brehm	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025

Josh Mandel-Brehm

/s/ Kelly Gold	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025

Kelly Gold

/s/ Steven Holtzman	Director and Chair	March 27, 2025
Steven Holtzman

/s/ James Boylan	Director	March 27, 2025
James Boylan

/s/ Ingo Chakravarty	Director	March 27, 2025
Ingo Chakravarty

/s/ Michael Higgins	Director	March 27, 2025
Michael Higgins

/s/ Amir Nashat	Director	March 27, 2025
Amir Nashat, ScD

/s/ Paula Ragan	Director	March 27, 2025
Paula Ragan, PhD

/s/ Andrew Schwab	Director	March 27, 2025
Andrew Schwab

/s/ Murray Stewart	Director	March 27, 2025
Murray Stewart, DM FRCP

/s/ Ravi Thadhani	Director	March 27, 2025
Ravi Thadhani, MD, MPH

/s/ Douglas Williams	Director	March 27, 2025
Douglas Williams, PhD

/s/ Richard Young	Director	March 27, 2025
Richard Young, PhD