Form 10-Q
period 2025-03-31
Camp4 Therapeutics Corp
filed 2025-05-13
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________
Commission File Number: 001-42365
__________________________________________________________________
CAMP4 Therapeutics Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware	81-1152476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Kendall Square
Building 1400 West, 3rd Floor
Cambridge, Massachusetts 02139
(Address of Principal Executive Offices)
(617) 651-8867
(Registrant’s telephone number)
__________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	CAMP	Nasdaq Global Market
As of May 6, 2025, there were 20,161,073 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	5

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	5

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

Part II	Other Information	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Exhibit Index		31

Signatures		32

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about the following:
•the initiation, timing, progress, results and costs of our research and development (“R&D”) programs and of our current and future preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, as well as the period during which the results of the trials are expected become available;
•the timing of our planned good laboratory practices toxicology studies and regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our product candidate CMP-CPS-001, our development candidate CMP-SYNGAP-01, if applicable, and our other future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, CMP-CPS-001 and any other product candidates we may develop;
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
•our expectations regarding the scope of any approved indication for CMP-CPS-001 or any other product candidate we may develop;
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
•the impact of laws and regulations;
•the effect of changes in international trade policies and general economic, industry, geopolitical and market conditions, such as uncertainties related to military conflict or war, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control, as well as the value of our common stock and our ability to access capital markets; and
•our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
Unless otherwise indicated, market and industry data contained in this Quarterly Report, including potential market opportunities, is based on our management’s estimates and research, as well as industry and general publications and research and studies conducted by third parties. Although we believe that the information from these third-party publications, research and studies included in this Quarterly Report is reliable, and we are responsible for the accuracy of such information, we have not independently verified the accuracy or completeness of this information. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations and the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$49,323	$64,039
Prepaid expenses and other current assets	2,352	2,344
Total current assets	51,675	66,383
Restricted cash	1,624	1,624
Property and equipment, net	3,603	3,858
Operating lease right-of-use assets	5,540	6,015
Finance lease right-of-use assets	331	427
Total assets	$62,773	$78,307

Current liabilities:
Accounts payable	$1,398	$1,210
Accrued expenses	1,838	4,833
Deferred revenue, short-term	—	385
Operating lease liabilities, current portion	3,070	2,994
Finance lease liabilities, current portion	43	91
Financing liability, current portion	92	85
Total current liabilities	6,441	9,598
Long-term liabilities:
Operating lease liabilities, net of current portion	4,700	5,493
Finance lease liabilities, net of current portion	58	70
Other long-term liabilities	2	2
Total liabilities	11,201	15,163
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.0001 par value per share, 175,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 20,161,073 and 20,161,072 shares issued and 20,156,796 and 20,145,129 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	275,756	274,895
Accumulated deficit	(224,186)	(211,753)
Total stockholders' equity	51,572	63,144
Total liabilities and stockholders' equity	$62,773	$78,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Research and collaboration revenue	$858	$—
Operating Expenses:
Research and development	10,146	9,740
General and administrative	3,812	3,135
Total operating expenses	13,958	12,875
Loss from operations	(13,100)	(12,875)
Other income, net:
Interest income	588	395
Other income (expense)	79	28
Total other income, net	667	423
Net loss attributable to common stockholders and comprehensive loss	$(12,433)	$(12,452)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(26.57)
Weighted-average shares of common stock outstanding, basic and diluted	20,152,872	468,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2024	20,145,129	$2	$274,895	$(211,753)	$63,144
Issuance of common stock	1	—		—	—
Vesting of restricted common stock	11,666	—	—	—	—
Stock-based compensation expense	—	—	861	—	861
Net loss	—	—	—	(12,433)	(12,433)
Balance at March 31, 2025	20,156,796	$2	$275,756	$(224,186)	$51,572

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	130,648,426	$162,147	460,704	$1	$36,231	$(159,962)	$(123,730)
Issuance of common stock	—	—	971	—	2	—	2
Vesting of restricted common stock	—	—	14,591	—	—	—	—
Stock-based compensation expense	—	—	—	—	856	—	856
Net loss	—	—	—	—	—	(12,452)	(12,452)
Balance as of March 31, 2024	130,648,426	$162,147	476,266	$1	$37,089	$(172,414)	$(135,324)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(12,433)	$(12,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	436
Stock-based compensation expense	861	856
Non-cash lease expense	475	403
Non-cash interest expense	111	27
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(7)	(1,198)
Accounts payable	175	985
Accrued expenses and other liabilities	(2,786)	448
Deferred revenue	(385)	—
Operating lease assets and liabilities	(718)	(648)
Net cash used in operating activities	(14,286)	(11,143)
Investing activities
Purchases of property and equipment	(279)	(15)
Net cash used in investing activities	(279)	(15)
Financing activities
Proceeds from issuance of common stock	—	2
Principal payments on financing obligation	(115)	(115)
Principal payments on finance leases	(36)	(89)
Net cash used in financing activities	(151)	(202)
Net decrease in cash, cash equivalents and restricted cash	(14,716)	(11,360)
Cash, cash equivalents and restricted cash – beginning of year	65,663	40,004
Cash, cash equivalents and restricted cash – end of period	$50,947	$28,644
Supplemental disclosures of cash flow information:
Finance lease right-of-use asset converted to fixed asset	$70	$—
Purchase of property and equipment in accounts payable and accrued expenses	$—	$151
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows for the interim periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative standards of U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in our 2024 Form 10-K.
These condensed consolidated financial statements include CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those described in the Company’s 2024 Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
Initial Public Offering
On October 15, 2024, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 6,820,000 shares of its common stock to the public at a price of $11.00 per share, resulting in net proceeds of $65.8 million, after deducting underwriting discounts and commissions of $5.3 million and other offering expenses of $4.0 million. In addition, on November 1, 2024, the Company received proceeds of $6.6 million, after deducting underwriting discounts and commissions of $0.5 million, pursuant to the partial exercise by the underwriters of their option to purchase 643,762 additional shares in the IPO. Collectively, the Company received aggregate net proceeds of $72.4 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 11,648,582 shares of common stock.
In connection with the completion of its IPO, on October 15, 2024, the Company’s certificate of incorporation was amended and restated to authorize the issuance of up to 175,000,000 shares of common stock, par value $0.0001 per share and 25,000,000 shares of preferred stock, par value of $0.0001 per share.
Liquidity and Going Concern
As of March 31, 2025, the Company had approximately $49.3 million of cash and cash equivalents and working capital of approximately $45.2 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of March 31, 2025, the Company had an accumulated deficit of $224.2 million. During the three months ended March 31, 2025, the Company incurred a net loss of $12.4 million and had negative cash flows from operating activities of $14.3 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.
From inception to March 31, 2025, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including in its IPO, as well as through revenues from its license and collaboration agreements. Based on its current operating plan, the Company estimates that its cash and cash equivalents as of March 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2026. However, the Company has based this estimate on assumptions that may prove to be wrong, and could deplete its capital resources sooner than it currently expects. The Company’s capital resources may not be sufficient to fund operations through at least the next twelve months from the date that these condensed consolidated financial statements as of March 31, 2025 are issued based on its expected cash needs, which raises substantial doubt about the Company’s ability to continue as a going concern. As the Company continues to pursue its business plan, it expects to finance its operations through potential public or private equity offerings, debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce its rate of spending through actions such as reductions in staff and delaying, limiting, reducing or terminating product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of its condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses in the condensed consolidated financial statements and the related disclosures in the accompanying notes. The Company bases its estimates on historical experience and various relevant assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods that are not readily apparent from other sources. Changes in estimates are recorded in the financial results of the period in which the new information becomes available. The actual results experienced may differ materially from the Company's estimates.
Restricted Cash
The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the corresponding amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$49,323	$64,039
Restricted cash	1,624	1,624
Total cash, cash equivalents, and restricted cash	$50,947	$65,663
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

Recently Issued Accounting Standards
Accounting standards not listed below were assessed and determined not to be applicable or are expected to have a minimal impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The standard requires entities to disclose federal, state, and foreign income taxes in their rate reconciliation tables and elaborate on reconciling items that exceed a quantitative threshold. Additionally, it requires an annual disclosure of income taxes paid, net of refunds, categorized by jurisdiction based on a quantitative threshold. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 will result in the required additional disclosures being included in the Company’s annual consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. For public business entities, the guidance is effective for interim and annual periods beginning after December 15, 2026. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The guidance may be applied on a prospective basis or retrospectively for all prior periods presented in the financial statements. ASU 2024-03 will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.
2.    Fair Value Measurements
The following tables present the financial instruments carried at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, in accordance with the ASC 820 hierarchy (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$46,389	$—	$—	$46,389

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,819	$—	$—	$60,819
The carrying amounts reflected in the condensed consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values, which approximate their fair values.
3.    Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
R&D expenses	$945	$979
Insurance expense	394	591
Software and subscriptions expense	427	337
Variable lease expense	118	118
Federal R&D tax credit receivable	106	108
Other	362	211
Total prepaid expenses and other current assets	$2,352	$2,344
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,296	4,078
Computer and software	938	969
Furniture and fixtures	524	524
Total property and equipment	10,276	10,089
Less: accumulated depreciation and amortization	(6,673)	(6,231)
Total property and equipment, net	$3,603	$3,858
The Company incurred depreciation and amortization expense of $0.4 million for each of the three months ended March 31, 2025 and 2024, which included nominal finance lease right-of-use (“ROU”) asset amortization (see Note 4).
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$781	$3,111
Professional fees	617	661
External R&D expenses	84	524
Other	356	537
Total accrued expenses	$1,838	$4,833
4.    Commitments and Contingencies
Operating Leases
The Company continues to lease office and laboratory space in Cambridge, Massachusetts and Boulder, Colorado, which leases expire on June 30, 2027 and September 30, 2028, respectively. The table below summarizes the Company’s operating lease costs for the three months ended March 31, 2025 and 2024 (in thousands except for lease terms and borrowing rates):

	Three Months Ended March 31,
	2025	2024
Operating lease costs:
Lease expense	$609	$609
Short-term lease expense	14	13
Variable lease expense	293	335
Total operating lease costs	$916	$957
Other information:
Operating cash flows used for operating leases	$1,136	$1,103
Weighted-average remaining lease term in years	2.4	3.3
Weighted-average incremental borrowing rate	6.73%	6.72%
Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

2025 remaining	$2,603
2026	3,558
2027	1,980
2028	264
Total lease payments	8,405
Less: amount representing imputed interest	(635)
Total future minimum lease obligations	$7,770
Finance Leases
The Company leases certain specialized lab equipment under several finance lease agreements with maturities ranging from April 2025 to November 2028. The table below summarizes the Company’s finance lease costs for the three months ended March 31, 2025 and 2024 (in thousands except for lease terms and borrowing rates):

		Three Months Ended March 31,
	Classification	2025	2024
Finance lease costs:
Amortization of ROU assets	Depreciation and amortization	$26	$49
Interest on lease liabilities	Other expense	3	9
Total finance lease costs		$29	$58
Other information:
Operating cash flows used for finance leases		$49	$89
Weighted-average remaining lease term in years		2.4	1.7
Weighted-average incremental borrowing rate		7.92%	8.16%
Maturities of finance lease liabilities as of March 31, 2025 were as follows (in thousands):

2025 remaining	$61
2026	31
2027	31
Total lease payments	123
Less: amount representing imputed interest	(22)
Total future minimum lease obligations	$101

Legal Proceedings
There are no matters currently outstanding for which any liabilities have been accrued or require disclosure.
5.    Collaboration and License Agreements
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
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the three months ended March 31, 2025 and 2024 under the CMCC Agreement and recorded the amounts in R&D expense in the condensed consolidated statements of operations and comprehensive loss. Further, under the terms of the CMCC Agreement, the Company is required to pay ten percent of any upfront payment received under a sublicensing agreement entered into prior to the initiation of the first investigational new drug study. The Company re-evaluates the likelihood of achieving future milestones at the end of each reporting period. As of March 31, 2025, the Company determined that the likelihood of achieving future milestones was not probable.
Whitehead Institute for Biomedical Research
In October 2019, the Company entered into a patent license agreement (as subsequently amended, the “Whitehead Agreement”) with the Whitehead Institute for Biomedical Research (“Whitehead”). Under the Whitehead Agreement, the Company was granted a worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Whitehead. Upon entering into the Whitehead Agreement, the Company paid an initial $0.1 million license issuance fee and has paid de minimis additional fees in connection with subsequent amendments to the Whitehead Agreement. In addition, the Company is obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed.
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
The Company incurred de minimis fees under the Whitehead Agreement for each of the three months ended March 31, 2025 and 2024. These fees are recorded in R&D expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
Sublicense Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. In the event that Fulcrum achieves certain development and commercial milestones, Fulcrum will be obligated to pay the Company one-time milestone payments ranging from $0.6 million to $20.0 million, depending on the product and milestone achieved. In addition, under the Fulcrum Agreement there are potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that the contract counterparty, Fulcrum, is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three months ended March 31, 2025 and 2024, the Company determined the variable consideration was fully constrained.
The sales-based royalty fee is considered variable consideration and will be recognized as revenue as such sales occur. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price.
The Company did not record any license revenue pursuant to the Fulcrum Agreement for either of the three months ended March 31, 2025 or 2024.
Collaborative Arrangement
Eli Lilly and Company
In July 2023, the Company executed a Material Transfer Agreement (as subsequently amended, the “MTA”) with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, the Company and Eli Lilly agreed to perform R&D activities to generate up to three antisense oligonucleotides (“ASOs”) in accordance with a prescribed workplan. The Company evaluated the MTA under ASC 808 and concluded that it is a collaboration arrangement. The Company and Eli Lilly are jointly overseeing the R&D activities under the MTA. In addition, both parties are exposed to significant risks and potential rewards under the MTA. For the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, as a reduction in R&D expense in the condensed consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, the Company had an unbilled receivable of less than $0.1 million and $0.1 million recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Research and Collaboration Arrangement
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and will reimburse the Company for certain research activities. On a per-program basis, the Company will be eligible to receive up to $5.0 million in future contingent preclinical milestones, up to $75.0 million in future contingent development and regulatory milestones and up to $105.0 million in commercial sales milestones. The Company will be further eligible to receive tiered royalties at percentage rates ranging from the low to high single digits of net sales, subject to specified reductions, until either the last-to-expire valid claim of a patent covering the product, ten years after the first commercial sale, or the expiration of any applicable regulatory exclusivity obtained for the product, in each case on a product-by-product and country-by-country basis. The agreement may be terminated in its entirety or on a program-by-program basis for convenience by BioMarin. The agreement may also be terminated by either the Company or BioMarin under certain other circumstances, including material breach, as set forth in the agreement. The notice periods for termination provisions range from 30 days to 270 days depending on the reason for termination.

The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin is a customer and there is one performance obligation, consisting of a bundle of R&D activities and license right grants. The performance obligation also includes participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from the R&D activities, performing the R&D activities in accordance with the contractual work plan, and providing quarterly progress reports. The transaction price was comprised of the fixed consideration of $3.8 million and will be recognized over time based upon a cost-to-cost method. Any deferred revenue recorded will be classified as short-term. The Company believes this work will be completed within 12 months of contract execution and thus, the related revenue will be recognized over that period.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three months ended March 31, 2025, the Company determined the variable consideration was fully constrained.
For the three months ended March 31, 2025, the Company recognized $0.9 million in collaboration revenue under the BioMarin Agreement. Additionally, the Company had an unbilled receivable of less than $0.1 million as of March 31, 2025 and deferred revenue of $0.3 million as of December 31, 2024 recorded on the consolidated balance sheet, respectively.
6.    Stockholders’ Equity
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of March 31, 2025, no shares of preferred stock were outstanding.
Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of March 31, 2025, no cash dividends have been declared or paid.
Reserved Shares
As of March 31, 2025, the Company has reserved the following shares of common stock for future issuance:

Shares reserved for future issuance under the 2024 Equity Incentive and Employee Stock Purchase Plan	2,995,694
Stock options outstanding	2,215,308
Restricted stock vesting	4,277
Warrants	142
Total	5,215,421
7.    Stock-Based Compensation
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

Awards granted under the 2024 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms. The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 Plan, an additional 604,832 shares of common stock were added to the number of available shares, effective January 1, 2025. As of March 31, 2025, there were 2,579,781 shares of common stock reserved and available for issuance pursuant to the 2024 Plan.
2024 Employee Stock Purchase Plan
In October 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective in connection with the Company’s IPO. The 2024 ESPP initially reserved 214,303 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (2) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 ESPP, an additional 201,610 shares of common stock were added to the number of available shares, effective January 1, 2025. As of March 31, 2025, there were 415,913 shares of common stock reserved and available for issuance pursuant to the 2024 ESPP.
The 2024 ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the 2024 ESPP occur on or around January 1 and July 1 each year. As of March 31, 2025, there have been no offering periods.
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
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2025 (in thousands, except share and per share amounts):

	Number of outstanding options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Balance as of December 31, 2024	2,119,425	$7.87	7.98	$751
Granted	104,096	$5.21
Forfeited/Cancelled	(8,212)	$6.83
Exercises	(1)	$2.12		$—
Balance as of March 31, 2025	2,215,308	$7.75	7.60	$453
Vested and expected to vest as of March 31, 2025	2,215,308	$7.75	7.60	$453
Exercisable as of March 31, 2025	1,284,481	$6.99	6.94	$453

Restricted Stock Award Activity
A summary of restricted stock award activity for the three months ended March 31, 2025 is as follows:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2024	15,943	$1.75
Vested	(11,666)	$1.95
Unvested as of March 31, 2025	4,277	$1.20
All restricted common stock awards were initially issued at a price determined to be fair value on the date of grant. The Company recognizes forfeitures of restricted common stock as they occur. As of March 31, 2025, there was a de minimis amount of unrecognized restricted stock-based compensation expense, which is expected to be recognized over a weighted average period of 0.2 years.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Options	$830	$825
Restricted stock awards	31	31
Total	$861	$856

Research and development	$476	$506
General and administrative	385	350
Total	$861	$856
The Company has an aggregate $6.3 million of gross unrecognized stock-based compensation expense as of March 31, 2025 remaining to be recognized over a weighted average period of 2.3 years.
8.    Income Taxes
No provision for federal, state, or foreign income taxes has been recorded for the three months ended March 31, 2025 and 2024 and the effective tax rate was zero. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit for such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its deferred tax assets as it is more likely than not that such assets will not be realized in the near future.
The Company had no reserves related to uncertain tax positions as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company has not recognized any potential interest or penalties. The Company is not currently subject to any tax assessment from an income tax examination in the U.S. or any other taxing jurisdiction.

9.    Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment, R&D, which engages in the business of developing a new class of RNA-based therapeutics to treat a broad range of genetic diseases. The Company’s operations are primarily in the United States.
The operating financial results of the Company’s R&D segment for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$858	$—
Less: Significant segment expenses
Personnel-related expenses	5,187	4,681
Clinical and preclinical expenses	4,479	4,374
Facilities-related and overhead	1,976	1,908
Professional and consulting fees	1,601	1,521
Corporate expenses	581	241
Travel and entertainment	134	150
Plus: Other segment income	667	423
Segment net loss	$(12,433)	$(12,452)
10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(12,433)	$(12,452)
Denominator:
Weighted-average common shares outstanding, basic and diluted	20,152,872	468,695
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(26.57)
The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Conversion of preferred stock	—	11,648,582
Shares reserved for future issuance under the 2024 Equity Incentive Plan and ESPP	2,995,694	—
Stock options outstanding	2,215,308	2,535,813
Restricted stock vesting	4,277	59,653
Conversion of common stock warrant	142	142
Total	5,215,421	14,244,190
11.    Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For the three months ended March 31, 2025 and 2024, the Company recognized R&D expense totaling less than $0.1 million, respectively, related to work performed under the founder agreements. The Company had no amount due to the founders at either March 31, 2025 or 2024. For each of the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense totaling less than $0.1 million related to consulting agreements.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. For the three months ended March 31, 2025 and 2024, the Company recognized G&A expense totaling less than $0.1 million, respectively, related to work performed under the consulting agreement. The Company had no amounts due to the consultant at either March 31, 2025 or 2024. For each of the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense totaling less than $0.1 million related to the consulting agreement.

12.    Subsequent Events
In April 2025, the Company became eligible to receive a $0.6 million milestone payment pursuant to the Fulcrum Agreement. As of the effective date of the Fulcrum Agreement, this milestone was considered fully constrained variable consideration under ASC 606. The Company included the $0.6 million in the transaction price and recognized the $0.6 million as research and collaboration revenue in April 2025. Under the terms of the CMCC Agreement, the Company is required to pay ten percent of this milestone to CMCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the audited financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “2024 Form 10-K”). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements,” and those risk factors described in “Part I, Item 1A, Risk Factors” of our 2024 Form 10-K and in “Part II, Item 1A, Risk Factors” in this Quarterly Report.
Overview
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
Based on our preclinical studies, we believe our clinical product candidate, CMP-CPS-001, has the potential to be the first disease-modifying therapy for the treatment of the most prevalent urea cycle disorders (“UCDs”). UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea. The inability of the body to properly metabolize ammonia leads to the accumulation of toxic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death. CMP-CPS-001 is designed to improve urea cycle activity by amplifying expression of carbamoyl phosphate synthetase 1 (“CPS1”), an enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. These preclinical studies also demonstrated that CMP-CPS-001 can increase the level of, or upregulate, the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs. We are evaluating CMP-CPS-001 in an ongoing Phase 1 clinical trial in healthy volunteers and have completed a planned interim analysis of safety and pharmacokinetic data from all four cohorts of the single ascending dose (“SAD”) portion of the clinical trial, from which no safety trends of concern were observed. We have also completed dosing of the first three cohorts from the multiple ascending dose (“MAD”) portion of the clinical trial. We expect to report data from the SAD and MAD portions of the clinical trial, including safety, pharmacokinetic and key pharmacodynamic biomarker data, in the fourth quarter of 2025. We have also submitted a clinical trial application in Europe for a Phase 1b expansion to enroll female participants who are heterozygous for a mutation of the OTC gene, pending regulatory clearance. We estimate that there are approximately 2,000 diagnosed female OTC heterozygotes in the United States who have inherited one copy of a gene with OTC-related changes and experience potentially addressable UCD symptoms.
We are also leveraging our RAP Platform to advance a preclinical program for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorders, a group of neurodevelopmental conditions caused by pathogenic variants in the SYNGAP1 gene that result in a haploinsufficient state, reducing SYNGAP protein levels by up to 50%. SYNGAP plays a critical role in cognitive development and synaptic function. Epilepsy is a common characteristic of these disorders and nearly all patients experience some degree of developmental delay and cognitive impairment. Incidence estimates vary significantly, ranging from one to 40 per 100,000 individuals. While we believe that SYNGAP1-related disorders remain underdiagnosed, we estimate that there are approximately 10,000 individuals living with these disorders in the United States. SYNGAP1-related disorders are reported to represent 0.5% to 1.0% of all intellectual disability cases, making them among the most common causes of intellectual disability in patients with epilepsy, and indicating that the patient population may be significantly larger than incidence estimates suggest. There are no FDA-approved, disease-modifying therapies for SYNGAP1-related disorders. Treatment is often limited to supportive physical, occupational and speech therapy. A combination of non-specific anti-seizure medications may be prescribed, though SYNGAP1-related disorders have proven difficult to control with available therapeutics. Up to 50% of patients do not adequately respond to medication, in which case implantable devices, such as those for vagus nerve stimulation, may offer incremental therapeutic benefit. We are advancing our CMP-SYNGAP program to address the significant unmet need by targeting the direct cause of SYNGAP1-related disorders, haploinsufficiency, which we believe is amenable to targeting through regRNAs. Our CMP-SYNGAP program is a novel approach that targets the SYNGAP1 gene at the transcriptional level to restore SYNGAP function and improve symptoms by utilizing an intrathecally delivered ASO. Upregulation of SYNGAP1 gene expression may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. Our preclinical studies demonstrated a dose-dependent increase in SYNGAP1 mRNA levels accompanied by a reduction in SYNGAP1 expression. We have nominated a development candidate, CMP-SYNGAP-01, and expect to initiate GLP toxicology studies in 2025 to enable the filing of a clinical trial application. We also plan to present new preclinical data in an oral presentation at the 28th American Society of Gene and Cell Therapy Annual Meeting on May 16, 2025, demonstrating a meaningful increase in SYNGAP1 protein levels following intrathecal administration of CMP-SYNGAP-01 in non-human primates.
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
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including in our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through March 31, 2025, we have received net proceeds of $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock. In addition, through March 31, 2025, we have recognized $18.9 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $12.4 million and $12.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $224.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the SEC, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. We anticipate that our expenses will increase substantially if and as we:
•advance our lead product candidate, CMP-CPS-001, through clinical trials;
•finalize preclinical development for our program in SYNGAP1-related disorders;
•conduct preclinical studies and clinical trials for our GBA1 discovery program for the treatment of PD and any future product candidates we may develop;
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
As of March 31, 2025, we had cash and cash equivalents of $49.3 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements into the second quarter of 2026, which raises substantial doubt about our ability to continue as a going concern. See the sections titled “Liquidity and Capital Resources” included elsewhere in this Quarterly Report and “Risk Factors - Risks Related to our Financial Position and Need for Additional Capital” included in our 2024 Form 10-K.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Revenue
Research and collaboration revenue	$858	$—	$858
Operating expenses:
Research and development	10,146	9,740	406
General and administrative	3,812	3,135	677
Total operating expenses	13,958	12,875	1,083
Loss from operations	(13,100)	(12,875)	(225)
Other income, net:
Interest income	588	395	193
Other income (expense)	79	28	51
Total other income, net	667	423	244
Net loss	$(12,433)	$(12,452)	$19
Research and Collaboration Revenue
We recognized $0.9 million in research and collaboration revenue during the three months ended March 31, 2025. We did not recognize any research and collaboration revenue during the three months ended March 31, 2024. The increase of $0.9 million was due to revenue recognized under our Collaboration and License Agreement with BioMarin.
Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Clinical and preclinical expenses	$4,479	$4,374	$105
Personnel-related expenses	3,167	3,030	137
Facilities-related and overhead expense	1,446	1,480	(34)
Professional and consulting fees	834	710	124
Other expenses	220	146	74
Total R&D expenses	$10,146	$9,740	$406
R&D expenses were $10.1 million for the three months ended March 31, 2025 compared to $9.7 million for the three months ended March 31, 2024. The increase of $0.4 million was primarily due to an increase of $0.1 million in clinical and preclinical expenses due to increases associated with the Company’s UCD clinical trial. In addition, there was an increase of $0.1 million in personnel-related expenses due to lower offsetting personnel reimbursements under one of our collaboration agreements. There was also an increase of $0.1 million in professional and consulting fees due to increased utilization of external support for clinical operations.
General and Administrative Expenses
The following table summarizes our G&A expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Personnel-related expenses	$2,019	$1,650	$369
Facilities-related and overhead expense	530	429	101
Professional and consulting fees	768	811	(43)
Other expenses	495	245	250
Total G&A expenses	$3,812	$3,135	$677

G&A expenses were $3.8 million for the three months ended March 31, 2025 compared to $3.1 million for the three months ended March 31, 2024. The increase of $0.7 million was partially due to an increase of $0.4 million in personnel-related expenses due to annual merit-related salary increases and stock compensation expense and an increase of $0.1 million in facility-related and overhead expense due to increases in insurance premiums. In addition, there was an increase of $0.2 million in other expenses due to an increase in state franchise taxes.
Other Income, Net
Other income, net was $0.7 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024. The increase of $0.3 million was primarily due to an increase in interest income due to higher average invested cash equivalent balances during the three months ended March 31, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through March 31, 2025, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements.
As of March 31, 2025, we had cash and cash equivalents of $49.3 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next twelve months from the date the accompanying unaudited condensed consolidated financial statements as of March 31, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
Future Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize our product candidates and seek to discover and develop additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our R&D activities, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. The timing and amount of our funding requirements will depend on many factors for which there have been no material changes from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.
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
Contractual and Other Obligations
As of March 31, 2025, other than those disclosed within Note 4 and 5 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.
Cash Flows
For the Three Months Ended March 31, 2025 and 2024
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash used in operating activities	$(14,286)	$(11,143)
Net cash used in investing activities	(279)	(15)
Net cash used in financing activities	(151)	(202)
Net decrease in cash, cash equivalents and restricted cash	$(14,716)	$(11,360)
Operating Activities
Cash flows used in operations are primarily attributed to clinical and preclinical expenses, employee compensation, rent and variable rent expenses for our Cambridge and Boulder leases as well as professional fees. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business.
Net cash used in operating activities for the three months ended March 31, 2025 was $14.3 million and consisted of net loss of $12.4 million, non-cash adjustments of $1.9 million and a net change in assets and liabilities of $3.7 million. Non-cash items primarily included stock-based compensation of $0.9 million, non-cash operating lease expense of $0.5 million, and depreciation and amortization of $0.4 million. The net change in assets and liabilities was primarily due to a decrease in accrued expenses due to the timing of payout related to annual employee bonuses and cash paid to certain executive officers to offset the tax impact associated with the forgiveness of promissory notes from 2024.
Net cash used in operating activities increased by $3.1 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily attributable to the timing of payout related to annual employee bonuses and cash paid to certain executive officers to offset the tax impact associated with the forgiveness of promissory notes from 2024.
Investing Activities
Our primary investing activities consist of capital expenditures for laboratory and computer equipment as well as software. Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million, due to purchases of laboratory equipment. Net cash used in investing activities increased by $0.3 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily attributable to the timing of cash payments for laboratory equipment.
Financing Activities
Our primary financing activities consist of principal payments on finance leases. Net cash used in financing activities for the three months ended March 31, 2025 was $0.2 primarily due to principal payments on finance leases. Net cash used in financing activities decreased by $0.1 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily attributable to our completion and conversion of certain finance leases.

Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2025 compared to those disclosed in our 2024 Form 10-K.
Recently Issued Accounting Standards
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2024 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2024 Form 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2024 Form 10-K except as follows:
Risks Related to Our Business Operations and Industry
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.
We rely on third-party suppliers located in, and conduct clinical trials in, countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government recently announced tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for the manufacture of any products that we may commercialize, if approved. Current or future tariffs are likely to result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs could increase our supply chain complexity, disrupt our existing supply chain and cause delays in our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, if we succeed in commercializing any drug products, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have and may continue to heighten the risks related to other risk factors described in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
None.
(b)Use of Proceeds from Public Offering of Common Stock
On October 10, 2024, our Registration Statement on Form S-1, as amended (File No. 333-282241), was declared effective in connection with our initial public offering (“IPO”). The aggregate net proceeds from our IPO, after deducting underwriting discounts and commissions and expenses payable by us, were $72.4 million. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on October 11, 2024. We are holding the balance of the net proceeds in cash and cash equivalents.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, no “Rule 10b5-1 plans” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K, were adopted, modified, or terminated by officers or directors of the Company.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 15, 2024, File No. 001-423665)

3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 15, 2024, File No. 001-423665)

10.1†#	CAMP4 Therapeutics Corporation Amended and Restated Non-Employee Director Compensation Policy

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†Filed herewith.
# Indicates management contract or compensatory plan.
*This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.
Date: May 13, 2025

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Name:	Josh Mandel-Brehm
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Gold
Name:	Kelly Gold
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)