Form 10-Q
period 2025-06-30
Camp4 Therapeutics Corp
filed 2025-08-14
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	CAMP	Nasdaq Global Market
As of August 5, 2025, there were 20,161,073 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	5

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	5

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Exhibit Index		37

Signatures		38

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
•the timing of our planned good laboratory practices toxicology studies and regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our current and future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, any product candidates we may develop;
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
•our expectations regarding the scope of any approved indication for any product candidates we may develop;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$39,052	$64,039
Prepaid expenses and other current assets	2,034	2,344
Total current assets	41,086	66,383
Restricted cash	1,624	1,624
Property and equipment, net	3,407	3,858
Operating lease right-of-use assets	5,061	6,015
Finance lease right-of-use assets	97	427
Total assets	$51,275	$78,307

Current liabilities:
Accounts payable	$1,195	$1,210
Accrued expenses	2,870	4,833
Deferred revenue, short-term	—	385
Operating lease liabilities, current portion	3,147	2,994
Finance lease liabilities, current portion	26	91
Financing liability, current portion	97	85
Total current liabilities	7,335	9,598
Long-term liabilities:
Operating lease liabilities, net of current portion	3,892	5,493
Finance lease liabilities, net of current portion	59	70
Other long-term liabilities	2	2
Total liabilities	11,288	15,163
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.0001 par value per share, 175,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 20,161,073 and 20,161,072 shares issued and 20,161,073 and 20,145,129 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	276,758	274,895
Accumulated deficit	(236,773)	(211,753)
Total stockholders' equity	39,987	63,144
Total liabilities and stockholders' equity	$51,275	$78,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Research and collaboration revenue	$1,497	$—	$2,355	$—
Operating Expenses:
Research and development	10,343	9,389	20,489	19,129
General and administrative	4,182	3,273	7,994	6,408
Total operating expenses	14,525	12,662	28,483	25,537
Loss from operations	(13,028)	(12,662)	(26,128)	(25,537)
Other income, net:
Interest income	453	231	1,041	626
Other income (expense)	(12)	(145)	67	(117)
Total other income, net	441	86	1,108	509
Net loss attributable to common stockholders and comprehensive loss	$(12,587)	$(12,576)	$(25,020)	$(25,028)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(26.00)	$(1.24)	$(52.56)
Weighted-average shares of common stock outstanding, basic and diluted	20,159,666	483,640	20,155,161	476,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2024	20,145,129	$2	$274,895	$(211,753)	$63,144
Issuance of common stock	1	—	—	—	—
Vesting of restricted common stock	11,666	—	—	—	—
Stock-based compensation expense	—	—	861	—	861
Net loss	—	—	—	(12,433)	(12,433)
Balance as of March 31, 2025	20,156,796	2	275,756	(224,186)	51,572
Vesting of restricted common stock	4,277	—	—	—	—
Stock-based compensation expense	—	—	1,002	—	1,002
Net loss	—	—	—	(12,587)	(12,587)
Balance as of June 30, 2025	20,161,073	$2	$276,758	$(236,773)	$39,987

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	130,648,426	$162,147	460,704	$1	$36,231	$(159,962)	$(123,730)
Issuance of common stock	—	—	971	—	2	—	2
Vesting of restricted common stock	—	—	14,591	—	—	—	—
Stock-based compensation expense	—	—	—	—	856	—	856
Net loss	—	—	—	—	—	(12,452)	(12,452)
Balance as of March 31, 2024	130,648,426	162,147	476,266	1	37,089	(172,414)	(135,324)
Issuance of common stock	—	—	88	—		—	—
Vesting of restricted common stock	—	—	14,523	—	—	—	—
Stock-based compensation expense	—	—	—	—	786	—	786
Net loss	—	—	—	—	—	(12,576)	(12,576)
Balance as of June 30, 2024	130,648,426	$162,147	490,877	$1	$37,875	$(184,990)	$(147,114)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(25,020)	$(25,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	860
Stock-based compensation expense	1,863	1,642
Non-cash lease expense	954	835
Non-cash interest expense	16	49
Change in operating assets and liabilities:
Prepaid expenses and other current assets	310	(546)
Accounts payable	(15)	(59)
Accrued expenses and other liabilities	(1,755)	(1,027)
Deferred revenue	(385)	—
Operating lease assets and liabilities	(1,448)	(1,307)
Net cash used in operating activities	(24,629)	(24,581)
Investing activities
Purchases of property and equipment	(279)	(178)
Net cash used in investing activities	(279)	(178)
Financing activities
Proceeds from issuance of common stock	—	2
Principal payments on financing obligation	—	(230)
Principal payments on finance leases	(79)	(178)
Payments of deferred offering costs	—	(608)
Net cash used in financing activities	(79)	(1,014)
Net decrease in cash, cash equivalents and restricted cash	(24,987)	(25,773)
Cash, cash equivalents and restricted cash – beginning of year	65,663	40,004
Cash, cash equivalents and restricted cash – end of period	$40,676	$14,231
Supplemental disclosures of cash flow information:
Deferred offering costs in accounts payable and accrued expenses	$—	$1,147
Finance lease right-of-use asset converted to fixed asset	$290	$—
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
These condensed consolidated financial statements include CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those described in the Company’s 2024 Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
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
Liquidity and Going Concern
As of June 30, 2025, the Company had approximately $39.1 million of cash and cash equivalents and working capital of approximately $33.8 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2025, the Company had an accumulated deficit of $236.8 million. During the six months ended June 30, 2025, the Company incurred a net loss of $25.0 million and had negative cash flows from operating activities of $24.6 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.
From inception to June 30, 2025, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including in its IPO, as well as through revenues from its license and collaboration agreements. Based on its current operating plan, the Company estimates that its cash and cash equivalents as of June 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2026. However, the Company has based this estimate on assumptions that may prove to be wrong and could deplete its capital resources sooner than it currently expects. The Company’s capital resources will not be sufficient to fund operations through at least the next twelve months from the date that these condensed consolidated financial statements as of June 30, 2025 are issued based on its expected cash needs, which raises substantial doubt about the Company’s ability to continue as a going concern. As the Company continues to pursue its business plan, it expects to finance its operations through potential public or private equity offerings, debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce its rate of spending through actions such as reductions in staff and delaying, limiting, reducing or terminating product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition.
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

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$39,052	$64,039
Restricted cash	1,624	1,624
Total cash, cash equivalents, and restricted cash	$40,676	$65,663
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. For public business entities, the guidance is effective for interim and annual periods beginning after December 15, 2026. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The guidance may be applied on a prospective basis or retrospectively for all prior periods presented in the financial statements. ASU 2024-03 will result in the required additional disclosures being included in the Company’s consolidated financial statements once adopted.
2.    Fair Value Measurements
The following tables present the financial instruments carried at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, in accordance with the ASC 820 hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$36,830	$—	$—	$36,830

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,819	$—	$—	$60,819
The carrying amounts reflected in the condensed consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values, which approximate their fair values.
3.    Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
R&D expenses	$832	$979
Insurance expense	203	591
Software and subscriptions expense	442	337
Variable lease expense	118	118
Federal R&D tax credit receivable	106	108
Other	333	211
Total prepaid expenses and other current assets	$2,034	$2,344
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,664	4,078
Computer and software	938	969
Furniture and fixtures	524	524
Total property and equipment	10,644	10,089
Less: accumulated depreciation and amortization	(7,237)	(6,231)
Total property and equipment, net	$3,407	$3,858
The Company incurred depreciation and amortization expense of $0.4 million for each of the three months ended June 30, 2025 and 2024. The Company also incurred depreciation and amortization expense of $0.9 million for each of the six months ended June 30, 2025 and 2024. For each of the three and six months ended June 30, 2025 and 2024, depreciation and amortization expense included nominal finance lease right-of-use (“ROU”) asset amortization (see Note 4).
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$1,522	$3,111
Professional fees	410	661
External R&D expenses	830	524
Other	108	537
Total accrued expenses	$2,870	$4,833
4.    Commitments and Contingencies
Operating Leases
The Company continues to lease office and laboratory space in Cambridge, Massachusetts and Boulder, Colorado, which leases expire on June 30, 2027 and September 30, 2028, respectively. The table below summarizes the Company’s operating lease costs for the three and six months ended June 30, 2025 and 2024 (in thousands except for lease terms and borrowing rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs:
Lease expense	$609	$609	$1,218	$1,218
Short-term lease expense	14	14	28	27
Variable lease expense	365	338	658	673
Total operating lease costs	$988	$961	$1,904	$1,918
Other information:
Operating cash flows used for operating leases	$575	$650	$1,711	$1,753
Weighted-average remaining lease term in years	2.2	3.2	2.2	3.2
Weighted-average incremental borrowing rate	6.73%	6.72%	6.73%	6.72%
Maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

2025 remaining	$1,752
2026	3,558
2027	1,980
2028	264
Total lease payments	7,554
Less: amount representing imputed interest	(515)
Total future minimum lease obligations	$7,039
Finance Leases
The Company leases certain specialized lab equipment under several finance lease agreements with maturities ranging from October 2028 to November 2028. The table below summarizes the Company’s finance lease costs for the three and six months ended June 30, 2025 and 2024 (in thousands except for lease terms and borrowing rates):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Finance lease costs:
Amortization of ROU assets	Depreciation and amortization	$13	$49	$39	$98
Interest on lease liabilities	Other expense	1	7	4	16
Total finance lease costs		$14	$56	$43	$114
Other information:
Operating cash flows used for finance leases		$30	$89	$79	$178
Weighted-average remaining lease term in years		3.3	1.7	3.3	1.7
Weighted-average incremental borrowing rate		7.74%	8.19%	7.74%	8.19%

Maturities of finance lease liabilities as of June 30, 2025 were as follows (in thousands):

2025 remaining	$31
2026	31
2027	31
Total lease payments	93
Less: amount representing imputed interest	(8)
Total future minimum lease obligations	$85
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
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the three and six months ended June 30, 2025 and 2024 under the CMCC Agreement and recorded the amounts in R&D expense in the condensed consolidated statements of operations and comprehensive loss. In May 2025, the Company received a $0.6 million milestone payment pursuant to the Fulcrum Agreement, which is in part, a sublicense of rights granted to the Company under the CMCC Agreement. For the three and six months ended June 30, 2025, the Company incurred a ten percent sublicense fee on the $0.6 million Fulcrum milestone under the CMCC Agreement. No such sublicense fee was incurred during the three and six months ended June 30, 2024.
The Company re-evaluates the likelihood of achieving future milestones under the CMCC Agreement at the end of each reporting period. As of June 30, 2025, the Company determined that the likelihood of achieving future milestones under the CMCC Agreement was not probable.
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
The Company incurred de minimis fees under the Whitehead Agreement for each of the three and six months ended June 30, 2025 and 2024. These fees are recorded in R&D expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
Sublicense Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. In the event that Fulcrum achieves certain development and commercial milestones, Fulcrum is obligated to pay the Company one-time milestone payments ranging from $0.6 million to $20.0 million, depending on the product and milestone achieved. In addition, under the Fulcrum Agreement there are potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and concluded that the contract counterparty, Fulcrum, is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement includes significant variable consideration primarily in the form of milestone payments, which was fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three and six months ended June 30, 2025 and 2024, the Company determined the remaining variable consideration was fully constrained.
The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price.
In May 2025, the Company received a $0.6 million milestone payment pursuant to the Fulcrum Agreement. As of the effective date of the Fulcrum Agreement, this milestone was considered fully constrained variable consideration under ASC 606. The Company included $0.6 million in the transaction price and recognized $0.6 million as research and collaboration revenue for the three and six months ended June 30, 2025. No such research and collaboration revenue was recorded under the Fulcrum agreement for the three and six months ended June 30, 2024.
All variable consideration is remeasured and reassessed each reporting period. As of and for the three and six months ended June 30, 2025 and 2024, the Company determined all other remaining variable consideration was fully constrained.
Collaborative Arrangement
Eli Lilly and Company
In July 2023, the Company executed a Material Transfer Agreement (as subsequently amended, the “MTA”) with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, the Company and Eli Lilly agreed to perform R&D activities to generate up to three antisense oligonucleotides (“ASOs”) in accordance with a prescribed workplan. The Company evaluated the MTA under ASC 808 and concluded that it is a collaboration arrangement. The Company and Eli Lilly are jointly overseeing the R&D activities under the MTA. In addition, both parties are exposed to significant risks and potential rewards under the MTA. For the three months ended June 30, 2025 and 2024, the Company recorded de minimis amounts, respectively, as a reduction in R&D expense in the condensed consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. For the six months ended June 30, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, as a reduction in R&D expense in the condensed consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, the Company had an unbilled receivable of less than $0.1 million and $0.1 million recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin is a customer and there is one performance obligation, consisting of a bundle of R&D activities and license right grants. The performance obligation also includes participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from the R&D activities, performing the R&D activities in accordance with the contractual work plan, and providing quarterly progress reports. The transaction price was comprised of fixed consideration of $3.8 million and will be recognized over time based upon a cost-to-cost method. Any deferred revenue recorded will be classified as short-term. The Company believes this work will be completed within 12 months of contract execution and the related revenue will be recognized over that period.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three and six months ended June 30, 2025, the Company determined the variable consideration was fully constrained.
For the three and six months ended June 30, 2025, the Company recognized $0.9 million and $1.8 million in collaboration revenue under the BioMarin Agreement, respectively. Additionally, the Company had an unbilled receivable of $0.3 million as of June 30, 2025 and deferred revenue of $0.3 million as of December 31, 2024 recorded on the consolidated balance sheet, respectively.
6.    Stockholders’ Equity
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of June 30, 2025, no shares of preferred stock were outstanding.
Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of June 30, 2025, no cash dividends have been declared or paid.

Reserved Shares
As of June 30, 2025, the Company has reserved the following shares of common stock for future issuance:

Shares reserved for future issuance under the 2024 Equity Incentive and Employee Stock Purchase Plan	2,184,239
Stock options outstanding	2,995,094
Warrants	142
Total	5,179,475
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
Awards granted under the 2024 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms. The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 Plan, an additional 604,832 shares of common stock were added to the number of available shares, effective January 1, 2025. As of June 30, 2025, there were 1,768,326 shares of common stock reserved and available for issuance pursuant to the 2024 Plan.
2024 Employee Stock Purchase Plan
In October 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective in connection with the Company’s IPO. The 2024 ESPP initially reserved 214,303 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (2) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 ESPP, an additional 201,610 shares of common stock were added to the number of available shares, effective January 1, 2025. As of June 30, 2025, there were 415,913 shares of common stock reserved and available for issuance pursuant to the 2024 ESPP.
The 2024 ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the 2024 ESPP occur on or around January 1 and July 1 each year. As of June 30, 2025, there have been no offering periods.
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

Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2025 (in thousands, except share and per share amounts):

	Number of outstanding options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Balance as of December 31, 2024	2,119,425	$7.87	7.98	$751
Granted	948,446	$3.72
Forfeited/Cancelled	(72,776)	$6.66
Exercises	(1)	$2.12		$—
Balance as of June 30, 2025	2,995,094	$6.58	7.96	$—
Vested and expected to vest as of June 30, 2025	2,995,094	$6.58	7.96	$—
Exercisable as of June 30, 2025	1,393,408	$7.02	6.65	$—
Restricted Stock Award Activity
A summary of restricted stock award activity for the six months ended June 30, 2025 is as follows:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2024	15,943	$1.75
Vested	(15,943)	$1.75
Unvested as of June 30, 2025	—	$—
All restricted common stock awards were initially issued at a price determined to be fair value on the date of grant. The Company recognizes forfeitures of restricted common stock as they occur. As of June 30, 2025, all outstanding restricted common stock awards were fully vested.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	$999	$756	$1,829	$1,581
Restricted stock awards	3	30	34	61
Total	$1,002	$786	$1,863	$1,642

Research and development	$488	$399	$963	$905
General and administrative	514	387	900	737
Total	$1,002	$786	$1,863	$1,642
The Company has an aggregate $7.0 million of gross unrecognized stock-based compensation expense as of June 30, 2025 remaining to be recognized over a weighted average period of 6.3 years.

8.    Income Taxes
No provision for federal, state, or foreign income taxes has been recorded for the three and six months ended June 30, 2025 and 2024 and the effective tax rate was zero. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit for such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its deferred tax assets as it is more likely than not that such assets will not be realized in the near future.
The Company had no reserves related to uncertain tax positions as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2025 and 2024, the Company has not recognized any potential interest or penalties. The Company is not currently subject to any tax assessment from an income tax examination in the U.S. or any other taxing jurisdiction.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States. The OBBBA includes significant changes to the federal tax law that may impact the Company. As the legislation was not signed into law until the Company's third quarter of 2025, the impacts, if any, are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.
9.    Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment, R&D, which engages in the business of developing a new class of RNA-targeting therapeutics to treat a broad range of genetic diseases. The Company’s operations are primarily in the United States. The chief operating decision maker does not review assets in evaluating the results and therefore, such information is not presented.
The operating financial results of the Company’s R&D segment for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,497	$—	$2,355	$—
Less: Significant segment expenses
Personnel-related expenses	5,593	4,874	10,779	9,554
Clinical and preclinical expenses	4,710	4,320	9,189	8,694
Facilities-related and overhead	2,022	1,809	3,998	3,718
Professional and consulting fees	1,584	1,294	3,186	2,815
Corporate expenses	456	255	1,037	496
Travel and entertainment	160	110	294	260
Plus: Other segment income	441	86	1,108	509
Segment net loss	$(12,587)	$(12,576)	$(25,020)	$(25,028)

10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(12,587)	$(12,576)	$(25,020)	$(25,028)
Denominator:
Weighted-average common shares outstanding, basic and diluted	20,159,666	483,640	20,155,161	476,167
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(26.00)	$(1.24)	$(52.56)
The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2025 and 2024 because their inclusion would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Conversion of preferred stock	—	11,648,582
Shares reserved for future issuance under the 2024 Equity Incentive Plan and ESPP	2,184,239	—
Stock options outstanding	2,995,094	2,498,802
Restricted stock vesting	—	45,129
Conversion of common stock warrant	142	142
Total	5,179,475	14,192,655
11.    Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic services. For both the three and six months ended June 30, 2025, the Company recognized R&D expense of less than $0.1 million related to work performed under the founder agreements. For both the three and six months ended June 30, 2024, the Company recognized R&D expense of less than $0.1 million related to work performed under the founder agreements. For both the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreements. For both the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreements. The Company had no amounts due to the founders as of June 30, 2025.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. For both the three and six months ended June 30, 2025, the Company recognized G&A expense totaling less than $0.1 million related to work performed under the consulting agreement. For both the three and six months ended June 30, 2024, the Company recognized G&A expense of less than $0.1 million related to work performed under the consulting agreement. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreement. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreement. The Company had no amounts due to the consultant as of June 30, 2025.

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
Overview
We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-targeting therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Regulatory RNAs (“regRNAs”) play a central role in the regulation of every protein-coding gene by contributing to gene activation and suppression. Our approach is designed to amplify messenger RNA (“mRNA”) expression by harnessing the power of regRNAs that form localized complexes with transcription factors and regulate gene expression. Our proprietary RNA Actuating Platform, or RAP Platform, allows us to rapidly and systematically identify and characterize the active regulatory elements controlling every expressed gene and tens of thousands of druggable enhancer and promoter regRNA sequences that control protein-coding genes. Once a disease-associated target gene is identified, we apply our RAP Platform to identify the controlling regRNA and rapidly generate novel antisense oligonucleotide (“ASO”) candidates, which we refer to as RNA Actuators. These ASOs are designed to bind to the identified regRNA and amplify the expression of the target gene in a specific and controllable way. We are primarily focused on diseases of the central nervous system with validated disease biology, and we believe our RAP Platform allows us to address a broad range of rare and prevalent genetic diseases in which a modest increase in protein expression has the potential to be clinically meaningful.
We are leveraging our RAP Platform to advance a preclinical program for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorders, a group of neurodevelopmental conditions caused by pathogenic variants in the SYNGAP1 gene that result in a haploinsufficient state, reducing SYNGAP protein levels by up to 50%. SYNGAP plays a critical role in cognitive development and synaptic function. Epilepsy is a common characteristic of these disorders and nearly all patients experience some degree of developmental delay and cognitive impairment. Incidence estimates vary significantly, ranging from one to 40 per 100,000 individuals. While we believe that SYNGAP1-related disorders remain underdiagnosed, we estimate that there are approximately 10,000 individuals living with these disorders in the United States. SYNGAP1-related disorders are reported to represent 0.5% to 1.0% of all intellectual disability cases, making them among the most common causes of intellectual disability in patients with epilepsy, and indicating that the patient population may be significantly larger than incidence estimates suggest. There are no FDA-approved, disease-modifying therapies for SYNGAP1-related disorders. Treatment is often limited to supportive physical, occupational and speech therapy. A combination of non-specific anti-seizure medications may be prescribed, though SYNGAP1-related disorders have proven difficult to control with available therapeutics. Up to 50% of patients do not adequately respond to medication, in which case implantable devices, such as those for vagus nerve stimulation, may offer incremental therapeutic benefit. We are advancing our CMP-SYNGAP program to address the significant unmet need by targeting the direct cause of SYNGAP1-related disorders, haploinsufficiency, which we believe is amenable to targeting through regRNAs. Our CMP-SYNGAP program is a novel approach that targets the SYNGAP1 gene at the transcriptional level to restore SYNGAP function and improve symptoms by utilizing an intrathecally delivered ASO. Upregulation of SYNGAP1 gene expression may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. Our preclinical studies demonstrated a dose-dependent increase in SYNGAP mRNA levels accompanied by an increase in SYNGAP protein expression. On May 16, 2025, we presented preclinical data from our SYNGAP program in an oral presentation at the 28th American Society of Gene and Cell Therapy Annual Meeting. We observed that intracerebroventricular injection of our lead development candidate, CMP-SYNGAP-01, restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. Additionally, we observed that biweekly intrathecal injections of CMP-SYNGAP-01 were well tolerated in cynomolgus monkeys and resulted in a significant increase in SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-SYNGAP-01 in disease-relevant brain regions. We expect to initiate GLP toxicology studies for CMP-SYNGAP-01 in the third quarter of 2025 to enable the filing of a clinical trial application. Pending successful completion of GLP toxicology studies and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1-related disorders as early as the second half of 2026.
We are also evaluating our clinical candidate, CMP-CPS-001, for the treatment of the most prevalent urea cycle disorders (“UCDs”), in a Phase 1 clinical trial in healthy volunteers. UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea. The inability of the body to properly metabolize ammonia leads to the accumulation of toxic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death. CMP-CPS-001 is designed to improve urea cycle activity by amplifying expression of carbamoyl phosphate synthetase 1 (“CPS1”), an enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. These preclinical studies also demonstrated that CMP-CPS-001 can increase the level of, or upregulate, the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs. We have completed a planned interim analysis of safety and pharmacokinetic data from all four cohorts of the single ascending dose (“SAD”) portion of the clinical trial, and we have completed dosing of the first three cohorts from the multiple ascending dose (“MAD”) portion of the clinical trial, with no safety trends of concern observed to date. We have also submitted a clinical trial application in Europe for a Phase 1b expansion to enroll female participants who are heterozygous for a mutation of the OTC gene. We estimate that there are approximately 2,000 diagnosed female OTC heterozygotes in the United States who have inherited one copy of a gene with OTC-related changes and experience potentially addressable UCD symptoms. We expect to report data from all four cohorts of the SAD portion and the first three cohorts of the MAD portion of the clinical trial, including safety, pharmacokinetic and pharmacodynamic biomarker data, in the fourth quarter of 2025 and to evaluate potential next steps for the further development of CMP-CPS-001 based on these data, which may include exploring potential partnership opportunities.
In addition, we have an ongoing discovery program targeting a regRNA to increase GBA1 gene expression for the treatment of Parkinson’s disease (“PD”) caused by mutations in the GBA1 gene, and have initiated discovery programs in other CNS indications utilizing our RAP Platform. Finally, we have entered into a strategic research collaboration with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance novel therapeutics that increase protein levels by targeting regRNA sequences for two genetic targets.
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including in our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through June 30, 2025, we have received net proceeds of $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock. In addition, through June 30, 2025, we have recognized $20.4 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $25.0 million for both the six months ended June 30, 2025 and 2024. As of June 30, 2025, we had an accumulated deficit of $236.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the SEC, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. We anticipate that our expenses will increase substantially if and as we:
•finalize preclinical development for our program in SYNGAP1-related disorders;
•advance current and future product candidates through preclinical and clinical studies;
•expand the capabilities of our RAP Platform and seek to identify and develop additional product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•contract with third-party manufacturers for preclinical and clinical supply to support any future product candidates we may develop and for commercial supply with respect to any such product candidates that receive regulatory approval;
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
As of June 30, 2025, we had cash and cash equivalents of $39.1 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements into the second quarter of 2026, which raises substantial doubt about our ability to continue as a going concern. See the sections titled “Liquidity and Capital Resources” included elsewhere in this Quarterly Report and “Risk Factors - Risks Related to our Financial Position and Need for Additional Capital” included elsewhere in this Quarterly Report and in our 2024 Form 10-K.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Revenue
Research and collaboration revenue	$1,497	$—	$1,497
Operating expenses:
Research and development	10,343	9,389	954
General and administrative	4,182	3,273	909
Total operating expenses	14,525	12,662	1,863
Loss from operations	(13,028)	(12,662)	(366)
Other income, net:
Interest income	453	231	222
Other income (expense)	(12)	(145)	133
Total other income, net	441	86	355
Net loss	$(12,587)	$(12,576)	$(11)
Research and Collaboration Revenue
We recognized $1.5 million in research and collaboration revenue during the three months ended June 30, 2025. We did not recognize any research and collaboration revenue during the three months ended June 30, 2024. The increase of $1.5 million was due to revenue recognized under our Collaboration and License Agreement with BioMarin of $0.9 million and a $0.6 million milestone payment earned under the Fulcrum Agreement.
Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Clinical and preclinical expenses	$4,710	$4,320	$390
Personnel-related expenses	3,325	3,125	200
Facilities-related and overhead expense	1,502	1,501	1
Professional and consulting fees	559	203	356
Other expenses	247	240	7
Total R&D expenses	$10,343	$9,389	$954
R&D expenses were $10.3 million for the three months ended June 30, 2025 compared to $9.4 million for the three months ended June 30, 2024. The increase of $1.0 million was primarily due to an increase of $0.4 million in clinical and preclinical expenses due to increases associated with the Company’s UCD clinical trial and SYNGAP preclinical work. There was also an increase of $0.4 million in professional and consulting fees due to increased utilization of external support for clinical operations. In addition, there was an increase of $0.2 million in personnel-related expenses due to severance costs related to separation agreements with certain former employees.

General and Administrative Expenses
The following table summarizes our G&A expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Personnel-related expenses	$2,268	$1,749	$519
Facilities-related and overhead expense	520	308	212
Professional and consulting fees	1,025	1,091	(66)
Other expenses	369	125	244
Total G&A expenses	$4,182	$3,273	$909
G&A expenses were $4.2 million for the three months ended June 30, 2025 compared to $3.3 million for the three months ended June 30, 2024. The increase of $0.9 million was partially due to an increase of $0.5 million in personnel-related expenses due to annual merit-related salary increases and stock compensation expense and an increase of $0.2 million in facility-related and overhead expense due to increases in insurance premiums. In addition, there was an increase of $0.2 million in other expenses due to an increase in state franchise taxes.
Other Income, Net
Other income, net was $0.4 million for the three months ended June 30, 2025 compared to $0.1 million for the three months ended June 30, 2024. The increase of $0.3 million was primarily due to an increase in interest income due to higher average invested cash balances during the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Revenue
Research and collaboration revenue	$2,355	$—	$2,355
Operating expenses:
Research and development	20,489	19,129	1,360
General and administrative	7,994	6,408	1,586
Total operating expenses	28,483	25,537	2,946
Loss from operations	(26,128)	(25,537)	(591)
Other income, net:
Interest income	1,041	626	415
Other income (expense)	67	(117)	184
Total other income, net	1,108	509	599
Net loss	$(25,020)	$(25,028)	$8
Research and Collaboration Revenue
We recognized $2.4 million in research and collaboration revenue during the six months ended June 30, 2025. We did not recognize any research and collaboration revenue during the six months ended June 30, 2024. The increase of $2.4 million was due to revenue recognized under our Collaboration and License Agreement with BioMarin of $1.8 million and a $0.6 million milestone payment earned under the Fulcrum Agreement.

Research and Development Expenses
The following table summarizes our R&D expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Clinical and preclinical expenses	$9,189	$8,694	$495
Personnel-related expenses	6,492	6,155	337
Facilities-related and overhead expense	2,948	2,981	(33)
Professional and consulting fees	1,393	913	480
Other expenses	467	386	81
Total R&D expenses	$20,489	$19,129	$1,360
R&D expenses were $20.5 million for the six months ended June 30, 2025 compared to $19.1 million for the six months ended June 30, 2024. The increase of $1.4 million was primarily due to an increase of $0.5 million in clinical and preclinical expenses related to the Company’s UCD clinical trial and SYNGAP preclinical work. There was also an increase of $0.5 million in professional and consulting fees due to increased utilization of external support for clinical operations. In addition, there was an increase of $0.3 million in personnel-related expenses due to lower offsetting personnel reimbursements under one of our collaboration agreements and due to annual merit-related salary increases and stock compensation expense.
General and Administrative Expenses
The following table summarizes our G&A expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Personnel-related expenses	4,287	3,399	$888
Facilities-related and overhead expense	1,050	737	313
Professional and consulting fees	1,793	1,902	(109)
Other expenses	864	370	494
Total G&A expenses	$7,994	$6,408	$1,586
G&A expenses were $8.0 million for the six months ended June 30, 2025 compared to $6.4 million for the six months ended June 30, 2024. The increase of $1.6 million was partially due to an increase of $0.9 million in personnel-related expenses due to annual merit-related salary increases, stock compensation expense, and severance costs related to separation agreements with certain former employees. In addition, there was an increase of $0.5 million in other expenses due to an increase in state franchise taxes, as well as costs associated with operating as a public company. Lastly, there was an increase of $0.3 million in facility-related and overhead expense due to increases in insurance premiums. These increases were offset by a decrease in professional and consulting-related expenses of $0.1 million.
Other Income, Net
Other income, net was $1.1 million for the six months ended June 30, 2025 compared to $0.5 million for the six months ended June 30, 2024. The increase of $0.5 million was primarily due to an increase in interest income due to higher average invested cash equivalent balances during the six months ended June 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through June 30, 2025, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements.
As of June 30, 2025, we had cash and cash equivalents of $39.1 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our capital resources will not be sufficient to fund operations through at least the next twelve months from the date the accompanying unaudited condensed consolidated financial statements as of June 30, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
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
Contractual and Other Obligations
As of June 30, 2025, other than those disclosed within Note 4 and 5 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.
Cash Flows
For the Six Months Ended June 30, 2025 and 2024
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Net cash used in operating activities	$(24,629)	$(24,581)
Net cash used in investing activities	(279)	(178)
Net cash used in financing activities	(79)	(1,014)
Net decrease in cash, cash equivalents and restricted cash	$(24,987)	$(25,773)
Operating Activities
Cash flows used in operations are primarily attributed to clinical and preclinical expenses, employee compensation, rent and variable rent expenses for our Cambridge and Boulder leases as well as professional fees. Our cash flows from operating activities are significantly affected by our use of cash for operating expenses and working capital to support the business.
Net cash used in operating activities for the six months ended June 30, 2025 was $24.6 million and consisted of net loss of $25.0 million, non-cash adjustments of $3.7 million and a net change in assets and liabilities of $3.3 million. Non-cash items primarily included stock-based compensation of $1.9 million, non-cash operating lease expense of $1.0 million, and depreciation and amortization of $0.9 million. The net change in assets and liabilities was primarily due to a decrease in accrued expenses due to the timing of payout related to annual employee bonuses and cash paid to certain executive officers to offset the tax impact associated with the forgiveness of promissory notes from 2024.
Net cash used in operating activities for the six months ended June 30, 2025, was comparable to the same period in 2024. Net loss was $25.0 million for each of the six months ended June 30, 2025 and 2024. Non-cash adjustments were

$0.3 million higher due to higher stock-based compensation and net change in assets and liabilities was $0.4 million lower due to cash paid in 2024 to certain executive officers to offset the tax impact associated with the forgiveness of promissory notes.
Investing Activities
Our primary investing activities consist of capital expenditures for laboratory and computer equipment as well as software. Net cash used in investing activities for the six months ended June 30, 2025 was $0.3 million, due to purchases of laboratory equipment. Net cash used in investing activities increased by $0.1 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily attributable to the timing of cash payments for laboratory equipment.
Financing Activities
Our primary financing activities for the six months ended June 30, 2025 consist of principal payments on finance leases. Net cash used in financing activities for the six months ended June 30, 2025 was $0.1 million. Net cash used in financing activities decreased by $0.9 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily attributable cash used in 2024 of $0.6 million for deferred offering costs and $0.2 million in repayments for our financing liability. In addition, there was a $0.1 million decrease in principal payments on finance leases.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2025 compared to those disclosed in our 2024 Form 10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company in the early stages of development with a limited operating history. Since our inception, we have focused primarily on developing our proprietary RNA Actuating Platform, or RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, and raising capital. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and our most advanced product candidate is only in a Phase 1 clinical trial. We have no products licensed for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $51.8 million and $49.3 million, respectively, and for each of the six months ended June 30, 2025 and 2024, we reported net losses of $25.0 million. As of June 30, 2025, we had an accumulated deficit of $236.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the research and development of, and seek regulatory approvals for our current product candidates and any other future product candidates we may develop.
We anticipate that our expenses will increase substantially if and as we:
•finalize preclinical development for our program in SYNGAP1-related disorders;
•advance current and future product candidates through preclinical and clinical studies;
•expand the capabilities of our RAP Platform and seek to identify and develop additional product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•contract with third-party manufacturers for preclinical and clinical supply to support any future product candidates we may develop and for commercial supply with respect to any such product candidates that receive regulatory approval;

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
As of June 30, 2025, we had cash and cash equivalents of $39.1 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we do not expect that our existing cash and cash equivalents will be sufficient to complete development of any of our product candidates, or any future product candidates we may identify, and we will require substantial capital in order to advance our product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
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
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we may be required to delay, limit, reduce or eliminate some or all of our research and development programs, pipeline expansion or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We recently announced that we plan to evaluate potential next steps for the further development of CMP-CPS-001, which may include exploring potential partnership opportunities, based on review of data from all four cohorts of the SAD portion and the first three cohorts of the MAD portion of the clinical trial. Should we decide to pursue such partnership opportunities to support the further development of CMP-CPS-001, we cannot provide assurance that a partnership will be consummated.
Risks Related to the Research and Development of Our Product Candidates
Our business is highly dependent on our lead development candidate, CMP-SYNGAP-01, and on our sole clinical-stage program, CMP-CPS-001, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, our current product candidates, our business may be materially harmed and such failure may affect the viability of any future product candidates.
There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.
There is no guarantee that we will be able to advance CMP-SYNGAP-01, our lead development candidate, into clinical trials, nor that the results obtained in our planned future clinical trials will be sufficient to obtain regulatory approval for any current or future product candidates. In addition, because our product candidates will be based on our RAP Platform and antisense oligonucleotide (“ASO”) technology, if any of our current product candidates encounters safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other current or future product candidates could be significantly harmed. A failure of one of our current product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other current or future product candidates.
We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications that we believe can be addressed by our technology among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. We recently announced our intention, pending successful completion of GLP toxicology studies and regulatory clearance, to (i) initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1-related disorders as early as the second half of 2026 (ii) to evaluate potential next steps for the further development of CMP-CPS-001 based on review of data from all four cohorts of the SAD portion and the first three cohorts of the MAD portion of the clinical trial, which may include exploring potential partnership opportunities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, no “Rule 10b5-1 plans” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K, were adopted, modified, or terminated by officers or directors of the Company.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 15, 2024, File No. 001-423665)

3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 15, 2024, File No. 001-423665)

19.1†	Amended and Restated Insider Trading Policy

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: August 14, 2025

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Name:	Josh Mandel-Brehm
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Gold
Name:	Kelly Gold
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)