Form 10-K
period 2025-12-31
Camp4 Therapeutics Corp
filed 2026-03-05
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14.6 million, based on the closing price of the registrant’s common stock on June 30, 2025.
As of March 4, 2026, there were 51,919,321 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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
•the timing of our planned regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our current and future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, any of our product candidates;
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
•our expectations regarding the scope of any approved indication for any product candidate;
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
•the impact of laws and regulations;
•the effect of changes in international trade policies and general economic, industry, geopolitical and market conditions, such as uncertainties related to military conflict or war, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers, inflation and financial institution instability or pandemic or epidemic disease outbreaks, many of which are beyond our control, as well as the value of our common stock and our ability to access capital markets; and
•our expectations regarding the time during which we will be an emerging growth company and smaller reporting company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
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
•We are early in our development efforts. Our product candidates are in varying stages of development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
•Our business is highly dependent on our lead product candidate, CMP-002, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, our current product candidates, our business may be materially harmed and such failure may affect the viability of any future product candidates;
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
•If we or our licensors are unable to obtain, maintain, enforce and adequately protect our intellectual property rights with respect to our product candidates and technology, or if the scope of any patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully develop and commercialize our product candidates and technology may be adversely affected. Further, we do not currently own or in-license any issued patents directed to the composition of matter, or methods of use, of CMP-002, our lead product candidate; if we fail to obtain such patents, our competitors may be able to develop, make or market products identical to such product candidate after expiration of any applicable regulatory exclusivities;
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
•An active, liquid, and orderly market for our common stock may not be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq; and
•The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed.

NOTE REGARDING TRADEMARKS
“CAMP4,” “RAP Platform,” and our other registered or common law trademarks, trade names or service marks appearing in this Annual Report are the property of CAMP4 Therapeutics Corporation and are registered as trademarks in the United States and other countries. This Annual Report also contains references to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-targeting therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Our lead product candidate, CMP-002, has the potential to be the first disease-modifying therapy for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorder, or SYNGAP1, a severe developmental and epileptic encephalopathy (“DEE”) characterized by seizures, developmental delays, and cognitive impairments. SYNGAP1 is caused by haploinsufficiency of the SYNGAP1 gene, where mutation of one gene copy results in a reduction in functional SYNGAP protein levels of up to 50%. While we believe that it remains underdiagnosed, we estimate that there are approximately 21,000 individuals living with SYNGAP1 in the United States and the five largest European markets. There are no approved disease-modifying therapies for SYNGAP1.
CMP-002 is a novel, intrathecally delivered antisense oligonucleotide (“ASO”) designed to increase SYGNAP1 gene expression at the transcriptional level, which may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. In preclinical studies, intracerebroventricular injection of CMP-002 restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. In addition, biweekly intrathecal injections of CMP-002 in cynomolgus monkeys were well tolerated and significantly increased SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-002 in disease-relevant brain regions. We have initiated Good Laboratory Practice (“GLP”) toxicology studies for CMP-002 to support clinical trial applications and, pending successful completion and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026.
Our product development efforts are enabled by our proprietary RAP Platform. We leverage our RAP Platform to identify and characterize regulatory RNAs (“regRNAs”), which play a central role in the regulation of every protein-coding gene by contributing to gene activation and suppression. Our approach is designed to amplify messenger RNA (“mRNA”) expression by harnessing the power of regRNAs that form localized complexes with transcription factors and regulate gene expression. Our RAP Platform allows us to rapidly and systematically identify and characterize the active regulatory elements controlling every expressed gene and tens of thousands of druggable enhancer and promoter regRNA sequences that control protein-coding genes. Once a disease-associated target gene is identified, we apply our RAP Platform to identify the controlling regRNA and rapidly generate novel ASO candidates. These ASOs are designed to bind to the identified regRNA and amplify the expression of the target gene in a specific and controllable way.
Our primary therapeutic focus is on diseases of the central nervous system (“CNS”), where there are numerous rare and prevalent haploinsufficient diseases with no approved treatments for which a modest increase in protein expression has the potential to be clinically meaningful. In addition to our SYNGAP1 program, we are advancing discovery programs in other DEE indications. We also intend to leverage strategic discovery partnerships, including our research, collaboration and license agreement with GlaxoSmithKline, to extend the application of our RAP Platform beyond the CNS and validate our approach to gene upregulation in additional tissues and disease areas.
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
More than a decade ago, it was discovered that all active gene regulatory elements are also transcribed. These non-coding RNA transcripts generated by both enhancer and promoter DNA regions are defined as regRNAs. Recently, it was discovered that regRNAs play a central role in the formation of localized molecular complexes with transcriptional activators and repressors, which function to control mRNA transcription. As shown in the illustration below, promoters and enhancers are brought into close proximity when a gene is being actively transcribed. RegRNAs generated from these regulatory elements remain closely associated with the complex that forms at the enhancer-promoter interface. Thus, regRNAs act in a gene-specific manner, only influencing the expression of the gene near the sites where they arise.
Interactions between enhancer and promoter DNA regions are critical regulators of gene expression
Deficient protein levels characterize over a thousand rare and prevalent human diseases. Haploinsufficient diseases are dominantly inherited conditions in which inadequate gene expression, driven by a mutation in a single allele, or gene copy, results in reductions of protein levels by as much as 50%. Data from our preclinical studies and research reports published by third parties demonstrates that increasing expression of disease-associated genes by modest amounts can restore healthy protein levels and provide therapeutic benefit in these disorders. Our RAP Platform has the potential to identify and characterize virtually every regRNA that regulates a protein-coding gene in the human genome, which we believe enables us to design ASO candidates to address the underlying biology of these diseases. With respect to haploinsufficient diseases, it is anticipated that an increase in functional protein levels, even below those expressed in the wild-type phenotype, would be clinically meaningful. We are leveraging proprietary insights into the regulatory activities of regRNAs generated internally using our proprietary RAP Platform to pioneer the development of novel therapeutics designed to achieve this objective.
Gene expression increases have the potential to reduce or eliminate disease related to haploinsufficiency

Our RAP Platform
Advances in gene modulation and therapeutic regulation of gene expression have expanded the potential to address diseases caused by sub-optimal protein expression. We believe selectively upregulating genes by targeting

regRNAs may provide a new way to treat a wide range of rare and prevalent diseases and could represent a new class of medicines. We were founded on the pioneering work in transcription regulation conducted by our co-founders, Richard Young, PhD and Leonard Zon, MD. We have built our proprietary RAP Platform to identify and characterize the regRNAs that control protein-coding genes and develop novel ASO-based therapeutics to modulate regRNA activity to increase the expression of protein-coding genes of interest and thereby address the underlying cause of genetic diseases. Our approach is built on ASOs, a modality to target regRNAs supported by well-established delivery methods and chemistries that provide flexibility to design therapies appropriate for different diseases. Based on our proprietary mapping of regRNAs and screening and optimizing of ASOs, we have established a leadership position in regRNA-targeting therapies. Our goal is to be the preeminent company focused on discovering, developing and delivering regRNA-targeting therapeutics to patients.
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
To date, we have mapped multiple cell types in as little as three months, comprising a number of potentially addressable diseases in the CNS, liver, heart, skeletal muscle and immune system. We have demonstrated that we can identify regRNA-targeting ASOs that increase specific gene expression in those tissues. These data are analyzed with our proprietary machine learning algorithms to select candidate regRNA targets that regulate transcription in a gene-specific manner to increase protein production within a physiological range. Our in-house development and application of this technology has enabled us to identify tens of thousands of regRNA sequences and their key physiological properties resulting in what we believe to be the most comprehensive regRNA dataset available. Moreover, we believe the ability of our RAP Platform to select the most likely regRNAs controlling a given gene from the large number of candidates is a key advantage of our technology, and represents a significant barrier to others seeking to develop this approach.
Our approach is designed to enable the efficient and systematic creation of ASOs to target regRNAs of interest. Building upon the power of this technology, our ASO candidates can be programmed to engage regRNA targets and induce tunable increases in protein expression. As we continue to map regRNAs and conduct ASO screens in more cell types, the data generated will improve the algorithms we use to identify the candidate regRNAs to specifically control gene expression. Thus, we believe the knowledge and learnings from our initial programs will significantly expedite selection of lead candidates and position us to rapidly expand our pipeline.
We combine our proprietary RAP Platform with validated ASO chemistry to develop programmable ASOs that are designed to precisely upregulate gene expression at the transcriptional level. An ASO construct is a single-stranded, chemically modified, nucleic-acid sequence that binds to a target regRNA sequence and modulates its activity. ASOs block or remove key interactions and lead to both increased mRNA and protein expression. Once a target gene is selected, our RAP Platform rapidly identifies the controlling regRNA, and we perform ASO screens to identify regions where ASO binding results in optimal upregulation of that target gene. Further rational design is applied to lead sequences utilizing established approaches to optimize ASOs. Our RAP Platform enables us to design ASO candidates that optimize for specificity by avoiding the potential of binding to similar sequences found elsewhere in the transcriptome which may result in deleterious side effects. As a result, our sequence-specific approach enables us to precisely target regRNA transcripts to increase gene expression.
Our use of validated ASO chemistry to generate potential therapeutic candidates provides us the flexibility to screen using a range of target sequences and to design and synthesize multiple ASO construct variations that integrate a range of chemical modifications and tissue-targeting delivery vehicles intended to optimize therapeutic potency and target specificity.
We design ASO candidates to leverage existing oligonucleotide delivery approaches to enable drug delivery to specific types of tissues throughout the body. Our CNS programs utilize intrathecal delivery of an unconjugated ASO which provides sufficient distribution in the CNS. Our RAP Platform has the potential to address any disease where increasing protein expression can be clinically meaningful, including haploinsufficient diseases or recessive loss-of-function diseases, by returning protein levels to a normal physiological range. Furthermore, given the versatility of our platform, we believe the knowledge and learnings from our initial programs will expedite selection of lead candidates and position us to rapidly expand our pipeline.
Our Programs
We are leveraging our RAP Platform to enable the discovery and development of potential therapies for a broad spectrum of genetic diseases. Our primary therapeutic focus is on diseases of the CNS, where there are numerous rare and prevalent haploinsufficient diseases with no approved treatments. Our lead product candidate, CMP-002, has the potential to be the first disease-modifying therapy for the treatment of SYNGAP1, a severe DEE caused by haploinsufficiency of the SYNGAP1 gene. We have initiated GLP toxicology studies for CMP-002 to support clinical trial applications and, pending successful completion and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026. We are also advancing discovery programs in other DEE indications. In addition, we intend to leverage strategic discovery partnerships, including our research, collaboration and license agreement with GlaxoSmithKline, to extend the application of our RAP Platform beyond CNS and validate our approach in additional tissues and disease areas.
CMP-002 for SYNGAP1
Our lead product candidate, CMP-002, aims to address the underlying cause of SYNGAP1. CMP-002 utilizes a novel approach that targets the SYNGAP1 gene at the transcriptional level with the goal of restoring SYNGAP function and improving symptoms of SYNGAP1. We are advancing CMP-002 to address the significant unmet need for SYNGAP1 patients by targeting the direct cause of SYNGAP1, haploinsufficiency, which we believe is amenable to treatment by targeting SYNGAP1 regRNAs. Based on compelling data across our preclinical studies, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026.
SYNGAP1
SYNGAP plays a critical role in the development of cognition and proper synaptic function, enabling synaptic plasticity and axon formation through signal attenuation. SYNGAP1 is a neurodevelopmental condition caused by pathogenic variants in the SYNGAP1 gene leading to a haploinsufficient state that reduces SYNGAP protein levels by as much as 50%. A majority of these pathogenic variants are mutations that result in truncation of the protein or destruction of the RNA by nonsense-mediated decay, ultimately resulting in lower protein levels and haploinsufficiency. SYNGAP1 can manifest with a variety of symptoms that can include developmental delays, movement disorders and features of autism spectrum disorder. Epilepsy is a common feature of SYNGAP1, with seizures usually beginning in early childhood. Nearly all children have some degree of developmental delay and cognitive impairment, though disease symptoms and their severity vary widely. SYNGAP1 is autosomal dominant with clinical disease presentation if either of the two alleles have a mutation. In most cases the pathogenic variant occurs spontaneously and is not inherited. Patient estimates for SYNGAP1 vary significantly, with incidence estimates ranging from one to 40 in 100,000 individuals. While we believe that SYNGAP1 remains underdiagnosed, we estimate that there are approximately 21,000 individuals living with the disorder in the United States and the five largest European markets. SYNGAP1 is reported to represent 0.5% to 1.0% of all intellectual disability cases, making it among the most common causes of intellectual disability in patients with epilepsy, and indicating that the patient population may be significantly larger than incidence estimates suggest.

Current Treatments and Their Limitations
There is currently no approved treatment, disease-modifying or otherwise, for SYNGAP1. There is also no definitive treatment protocol, which is dependent on seizure type and severity and other neurological characteristics of the disease. Treatment is often limited to supportive physical, occupational and speech therapy. A combination of anti-seizure medications may be prescribed to treat seizures, though SYNGAP1 has proven difficult to control with available therapeutics. As many as 50% of patients do not adequately respond to medication in which case implantable devices, such as those for vagus nerve stimulation, may offer incremental therapeutic benefit.
Our Solution
CMP-002 is a novel approach that targets the SYNGAP1 gene at the transcriptional level with the goal of restoring SYNGAP function and improving symptoms of SYNGAP1. We are advancing CMP-002 to address the significant unmet need for these patients by targeting the direct cause of SYNGAP1, haploinsufficiency, which we believe is amenable to targeting through regRNAs. As haploinsufficiency characterizes SYNGAP1, upregulation of SYNGAP1 gene expression may enable an increase in protein levels which may yield therapeutic benefit, including potential improvements to memory and incidence of seizures. Research has shown that a small subpopulation of patients with intermediate SYNGAP levels of greater than 50% have milder disease severity than truly haploinsufficient patients, suggesting that even a partial increase in protein expression may improve symptoms of the disease. We have identified specific regRNAs involved in SYNGAP1 transcription and have leveraged our RAP Platform to develop CMP-002, an intrathecally delivered ASO intended to increase SYNGAP1 transcription.
Our Preclinical Studies
We have generated preclinical data to support candidate selection and regulatory submissions for clinical trial initiation, including evaluation of CMP-002 in in vivo models intended to assess target engagement, distribution and pharmacodynamic effect in the CNS.
Dose-dependent increase in SYNGAP protein in the brains of humanized mice
As part of our evaluation of CMP-002 in a humanized SYNGAP1 mouse model, we assessed its ability to increase SYNGAP protein levels following intracerebroventricular injection. The study demonstrated a dose-dependent increase in SYNGAP protein across multiple brain regions, with levels rising up to approximately 1.7-fold compared to control. These findings support the potential of CMP-002 to enhance SYNGAP1 expression.

ns
ns
***
****
SYNGAP Protein
FC Normalized to Homozygous Control
1.25
1.00
0.75
0.50
0.25
0.00
aCSF
25ug
50ug
100ug
Homozygous Control
Haploinsufficient

- ICV dosing in at P21
- Takedown 2-wks post-dose

Improved behavioral phenotypes in SYNGAP1 humanized haploinsufficient mice
In addition to assessing target engagement, we evaluated disease-relevant behavioral phenotypes in SYNGAP1 haploinsufficient models. Neonatal humanized SYNGAP1 haploinsufficient mice administered two doses of CMP-002 and assessed within approximately three weeks showed improvements across multiple behavioral phenotypes, including learning and memory, motor function, and hyperactivity, compared to vehicle-treated haploinsufficient controls.
Broad brain distribution and increased SYNGAP protein levels in cynomolgus monkeys
We have evaluated intrathecal administration of CMP-002 in cynomolgus monkeys. In representative studies, animals received intrathecal dosing every two weeks for three doses across three dose levels with an artificial cerebrospinal fluid control group (N=4 per group) and tissue collection occurred approximately two weeks following the last dose. CMP-002 was observed to be generally well tolerated in these studies, demonstrated broad distribution across multiple brain regions, and resulted in increased SYNGAP protein levels in regions that may be clinically relevant to SYNGAP1. We also observed dose-linear increases in CMP-002 concentrations in disease-relevant brain regions, supporting use of these data to inform human translation.
Clinical Readiness and Development Planning
We have focused on clinical readiness activities intended to support efficient initiation and conduct of first-in-human clinical trials in SYNGAP1. These activities include identification of global centers of excellence with experience in SYNGAP1 and related DEEs, engagement with patient advocacy organizations, and evaluation of ongoing and available natural history and real-world data sources that may inform trial planning.
SYNGAP1 shares certain clinical features with other DEEs, including high seizure burden and measurable neurodevelopmental impairments. We intend to evaluate a range of endpoints and measures, which may include seizure-

related endpoints as well as neurodevelopmental, behavioral, motor, sleep, communication, and other assessments, for which there are regulatory precedents from development programs for the treatment of other neurodevelopmental disorders.
We have nominated CMP-002 as our development candidate and have initiated GLP toxicology studies intended to enable submission of clinical trial applications. Pending successful completion of GLP toxicology studies and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026. Pending regulatory feedback, design considerations may include multiple dose cohorts, enriched genotype and phenotype populations, pediatric enrollment, and an open-label extension to evaluate longer-term outcomes. We intend to align assessment schedules and selected measures, as appropriate, with those used in available natural history studies to facilitate contextual interpretation.
CMP-001 for Urea-Cycle Disorders
Our pipeline also includes our clinical candidate, CMP-001, for the treatment of the most prevalent urea cycle disorders (“UCDs”), for which we have completed a Phase 1 clinical trial in healthy volunteers. UCDs are a group of severe, inherited metabolic diseases caused by mutations in the genes that encode one or more of the eight enzymes and transporters necessary to convert ammonia into urea. The inability of the body to properly metabolize ammonia leads to the accumulation of toxic levels in circulation, ultimately resulting in severe health outcomes, such as neurologic disability, seizure and death. CMP-001 is designed to improve urea cycle activity by amplifying expression of carbamoyl phosphate synthetase 1 (“CPS1”), an enzyme that catalyzes the first step of the urea cycle, by binding to a CPS1-specific regRNA. Our preclinical studies have demonstrated that modulating the activity of the target regRNA increases expression of the CPS1 gene, resulting in increased CPS1 enzyme levels, which allows for more ammonia to be converted into urea, thereby lowering ammonia levels to normal, healthy ranges. These preclinical studies also demonstrated that CMP-001 can increase the level of, or upregulate, the production of multiple enzymes responsible for converting ammonia into urea, potentially allowing us to address more than 85% of patients with UCDs. We have received approval of a clinical trial application in the Netherlands for the initiation of a Phase 1b expansion clinical trial to enroll female participants who are heterozygous for a mutation of the OTC gene. We estimate that there are approximately 2,000 diagnosed female OTC heterozygotes in the United States who have inherited one copy of a gene with OTC-related changes and experience potentially addressable UCD symptoms.
We have completed the analysis of safety, pharmacokinetic and pharmacodynamic biomarker data from all four cohorts of the single ascending dose (“SAD”) portion of the clinical trial and from the three completed cohorts of the multiple ascending dose (“MAD”) portion of the clinical trial. In total, 86 healthy volunteer participants were observed, including 51 receiving CMP-001. CMP-001 demonstrated a favorable safety profile in both the SAD and MAD portions of the clinical trial, with no serious adverse events or discontinuations due to adverse events. Pharmacokinetic data similarly was observed to be consistent with expectations, demonstrating a dose-dependent increase in exposure (Cmax and AUC) with clear separation between groups and low-to-moderate variability in key pharmacokinetic parameters at all dose levels. There were no conclusive determinations of pharmacodynamic activity or non-activity in this healthy volunteer population, which we believe may have resulted from intrinsic variability in the ureagenesis rates of healthy individuals measured with the investigational 13C-sodium acetate test used in the study. In the second quarter of 2025, we made the strategic decision to pause new investment in our UCD program and to prioritize the development of our SYNGAP1 program. We continue to believe that CMP-001 has the potential to be the first disease-modifying therapy for the most prevalent UCDs and intend to pursue partnership opportunities to support the further development of CMP-001.
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

License and Collaboration Agreements
Research, Collaboration and License Agreement with GSK
In December 2025, we entered into a Research, Collaboration and License Agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”). Pursuant to the GSK Agreement, we and GSK have agreed to collaborate on the research and development of ASO therapeutics targeting regRNAs associated with multiple gene targets relevant to neurodegenerative and kidney disease indications (the “Collaboration Targets”). The collaboration combines our proprietary regRNA mapping and ASO discovery platform with GSK’s global development and commercial capabilities.
Under the terms of the GSK Agreement, we have granted GSK an exclusive, worldwide license under certain patents and know-how to research, develop, manufacture, and commercialize certain compounds and products directed to the Collaboration Targets. We have agreed to conduct research activities under agreed research plans to identify, validate, and deliver lead ASO series that achieve certain criteria set forth in the research plan for each Collaboration Target and transfer related data packages and know-how to GSK. After such research activities, GSK will have sole responsibility for development, regulatory activities, manufacturing, and commercialization of licensed compounds and licensed products globally.
GSK has paid us a one-time, non-refundable upfront payment of $17.5 million. In addition, we are eligible to receive up to $440 million in development and commercial milestone payments, subject to achievement of specified criteria, as well as tiered royalties on annual net sales of licensed products ranging from the low- to mid-single digits during a defined royalty term for each licensed product.
The GSK Agreement includes customary provisions regarding governance, diligence, intellectual property ownership, confidentiality, and indemnification. The GSK Agreement may be terminated in its entirety or on a Collaboration Target-by-Collaboration Target basis for convenience by GSK and may also be terminated by either party under certain other circumstances, including material breach, as set forth in the GSK Agreement. The term of the GSK Agreement continues on a country-by-country and product-by-product basis until the expiration of the applicable royalty term, unless terminated earlier in accordance with its terms.
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

Under the terms of the Whitehead Agreement, we paid to the Whitehead Institute an upfront license issuance fees of $0.1 million and de minimis additional fees in connection with each of the December 2021 and November 2023 amendments to the agreement that were recorded as research and development expense in our consolidated statement of operations and comprehensive loss. We are also obligated to make annual license maintenance fees under the agreement, pursuant to which we have paid an aggregate of $0.4 million through December 31, 2025. In addition, we are obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed to us under the agreement, pursuant to which we have paid an aggregate of $0.5 million through December 31, 2025. We are obligated to pay potential development milestone payments of up to an aggregate of $1.9 million under the terms of the agreement upon the achievement of certain specified contingent events, pursuant to which we have paid an aggregate of $0.2 million through December 31, 2025. In addition, if we successfully commercialize a product under the Whitehead Agreement, then we will be required to pay the Whitehead Institute tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead Institute patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis.
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
We face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of antisense oligonucleotide therapeutics and, furthermore, within the treatment of diseases of the CNS, as well as other tissues and disease areas we may seek to address with our product candidates in the future.
In addition to the current standard-of-care treatments to address the diseases we are targeting in therapeutic development programs, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates.
Companies that compete with us directly on the discovery and development of product candidates targeting SYNGAP1 include Stoke Therapeutics, Inc. and Acadia Pharmaceuticals Inc. (which have agreed to co-develop and co-commercialize licensed products for SYNGAP1 globally), Praxis Precision Medicines, Inc., GondolaBio LLC, Tevard Biosciences, Inc., Regel Therapeutics, Inc., and Quiver Bioscience Inc.
If we advance our UCD program through a partner, we would expect CMP-001 to compete with Ravicti, a nitrogen scavenger commercialized by Amgen Inc. Other therapeutics in development are focused on patients with ornithine transcarbamlyse (“OTC”) deficiency only, where CMP-001 would potentially compete with Ultragenyx Pharmaceutical Inc., Arcturus Therapeutics Holdings Inc., and iECURE, Inc. (“iECURE”), among others, assuming they are successful in clinical development. Ultragenyx Pharmaceutical Inc. is developing its potential therapy in OTC patients aged 12 and older, and iECURE is initially targeting neonatal patients only.
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
Our wholly owned and in-licensed patent portfolio includes patent rights covering various aspects of our RAP Platform and current product candidates, and certain legacy programs the company is no longer pursuing. As of December 31, 2025, our patent portfolio consists of 25 patent families, including four owned issued U.S. patents, 14 in-licensed issued U.S. patents, 27 in-licensed foreign issued patents, 23 owned or in-licensed pending U.S. patent applications (including provisional patent applications), 66 owned or in-licensed foreign pending patent applications, and one owned or in-licensed pending Patent Cooperation Treaty application (“PCT application”) that has not entered national phase. Our objective is to continue to expand our patent portfolio to protect our technology, inventions, improvements and current and future product candidates. Examples of the product candidates and technology areas covered by our intellectual property portfolio are described below.
Program-related Intellectual Property
The program-related patent rights in our patent portfolio provide coverage for our programs and product candidates designed to address certain diseases and disorders. The program-related patent applications for our lead programs include those described below. The patents and patent applications described below are wholly owned by us.
SYNGAP1 Program
Our lead product candidate, CMP-002, aims to amplify SYNGAP1 expression. As of December 31, 2025, we owned one pending U.S. non-provisional patent application and 14 pending foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, and South Africa, and one pending PCT application, each relating to compositions of matter, including ASOs designed to amplify SYNGAP1 expression, and methods of treating SYNGAP1. We expect patents issuing from or claiming priority to these patent applications, if any, to expire between 2043 and 2045, excluding any patent term adjustments or extensions.
Urea Cycle Disorders Program
CMP-001 is designed to amplify expression of the CPS1 gene. As of December 31, 2025, we owned one issued U.S. patent, one pending U.S. non-provisional patent application, and 16 pending foreign patent applications in Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore and South Africa, relating to compositions of matter, including ASOs designed to amplify CPS1 expression, and methods of treating UCDs. We expect the issued patent, and patents issuing from or claiming priority to these patent applications, to expire in 2042, excluding any patent term adjustments or extensions.
In addition to our programs listed above, we also have patent applications relating to ASO compositions directed to regRNAs involved in the transcription of additional gene targets and their use for treating additional diseases or disorders that may benefit from upregulation of gene expression. As of December 31, 2025 we owned one pending U.S. non-provisional patent application and ten pending foreign patent applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan and Mexico, relating to compositions and methods for treating UCDs. We expect patents issuing from or claiming priority from these pending patent applications, if any, to expire in 2042, excluding any patent term adjustments or extensions. As of December 31, 2025, we owned one pending U.S. non-provisional patent application and 11 pending foreign patent applications in Australia, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea and Mexico, relating to compositions and methods for treating several diseases and disorders including frontotemporal dementia. We expect patents issuing from or claiming priority from these pending patent applications, if any, to expire in 2043, excluding any patent term adjustments or extensions. As of December 31, 2025, we owned one pending U.S. non-provisional patent application relating to compositions and methods for treating cholestatic liver disease. We expect patents issuing from or claiming priority from this patent application, if any, to expire in 2043, excluding any patent term adjustments or extensions.
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
Systems need to be put in place to record and evaluate adverse events reported by healthcare providers and patients and to assess product complaints. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
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
Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Further, it is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
The Rare Pediatric Disease Priority Review Voucher program has been subject to periodic statutory sunset provisions and extensions. Under the current statutory sunset provisions, the FDA may only award a rare pediatric disease priority review voucher if the NDA for the product is approved before September 30, 2029. After September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, unless the program is further extended.

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
Government Regulation in the European Union
In the European Union (“EU”), medicinal products are subject to comprehensive pre- and post-market regulation by both EU and national authorities, ensuring oversight of authorization, safety, efficacy, quality and ongoing monitoring. Recent reforms introduced through the EU Pharma Package bring significant changes, including streamlined authorization procedures, enhanced measures for access and affordability, stricter management of medicine shortages, strengthened post-market surveillance and new requirements addressing environmental and ethical considerations. These initiatives are designed to modernize and harmonize medicines regulation, facilitate patient access to innovative therapies and provide robust oversight of emerging technologies across the EU.
The legislative process for the EU Pharma Package began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the Council. This culminated in Trilogue negotiations, with a political agreement reached in December 2025. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU. The new Directive and Regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access and supply. Under the agreed EU Pharma Package, companies launching new medicines will benefit from eight years of data protection and one year of marketing exclusivity, with a possible additional year for innovative products meeting specific criteria. The package empowers EU countries to require adequate supply of protected medicines to meet patient needs and introduces safeguards to prevent misuse for parallel trade. It provides an intellectual property exemption for generic manufacturers to prepare for immediate market entry post-patent expiry and extends this to procurement submissions. In addition, the European Commission proposed in December 2025 the Biotech Act which seeks to strengthen the competitiveness of the biotechnology sector and facilitate the development and timely market entry of biotechnology innovations, while ensuring high standards for the protection of human health.
EU Development and Approval Process
In the European Union an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System (“CTIS”) for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.
The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State concerned, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.
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
The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). Except in respect of the European Union Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and

European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under a new framework mentioned below which will be put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the United Kingdom’s medicines regulator, from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.
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
To be used or sold in the United Kingdom, a drug must have a valid MA granted through the national application process. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the MHRA Submissions Portal. The MHRA operates fixed submission and assessment timetables for innovative medicines applications to facilitate consultation with its statutory advisory committee, the Commission on Human Medicines (“CHM”). The MHRA assessment procedure for a MA application involves an initial evaluation, including orphan designation if applicable, and consultation with expert advisory groups as needed. By Day 90, applicants receive a consolidated request for information (“RFI”), which pauses the review clock until a complete response is submitted electronically. Responses are assessed by Day 150, with further RFIs issued for minor issues or a CHM letter for major objections. Each subsequent RFI requires a complete response within three months, and the clock is restarted upon submission. Applicants may make written or oral representations to the CHM if major objections remain. Final compliance checks are conducted once all issues are resolved, and the MHRA issues a grant or refusal letter specifying any conditions and the MA expiry date. The entire assessment process is designed to be completed within 210 calendar days, excluding any procedural clock-stops for additional information or representations.
In addition, the MHRA 150-day accelerated review is a specialized, fast-track national MA procedure designed for innovative medicines, new active substances and biosimilars, aiming for a decision in 150 “clock-on” days rather than the standard 210. It requires high-quality applications, typically involving one round of questions and a 60-day cool-down period for responses.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies from January 1, 2024 and replaces existing EU decision reliance procedure. to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows the MHRA to take into account the assessment and decision-making of the ‘Reference Regulators” to perform a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. There exist two recognition timetables for new IRP MAAs: IRP Route A (60 days) and IRP Route B (110 days), both starting from validation. Eligibility is determined via an applicant-completed form six weeks before submission. Recognition A applies to applications with Reference Regulator approval within the past two years, with no clock stop, but may revert to Recognition B if major objections arise. IRP Route B covers Reference Regulator approvals within the past ten years (or exceptionally older) and applies if specific criteria, such as conditional approvals, manufacturing changes, or UK-specific requirements, are met. IRP Route B allows for consultation with the CHM and aligns with CHM dates for new active substances. Applications not eligible for either timetable may be submitted as full national applications if MHRA requirements are met. IRP can be used for post-authorization measures including line extensions, variations and renewal application.
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
Healthcare Reform
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs and biologics administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. On October 31, 2025, CMS finalized a Medicare payment rule for calendar year 2026 that includes updated guidance relevant to the methodology by which Medicare average sales prices are calculated, which could impact biotech and pharmaceutical manufacturers. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Affordable Care Act”), which, among other things, includes changes to the coverage and payments for products under government healthcare programs. profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and, annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price for any approved products. Since the enactment of the Affordable Care Act, there have been, and continue to be, numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and there could be additional amendments to the Affordable Care Act in the future. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business.
Additionally, there have been several U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Due to increasing political pressure and governmental budget constraints, we expect these mechanisms to remain robust, potentially even be strengthened, and to have a continued negative influence on the prices we may be able charge for our products, if approved, in the future. For example, the Inflation Reduction Act of 2022 (the “IRA”), signed into law on August 16, 2022, includes several provisions that have impacted and will continue to impact the pharmaceutical industry to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
The IRA mandates that eligible Medicare Part B and Part D drugs participate in what the statute calls the Drug Price Negotiation Program (the “Program”). The Program seeks to lower the prices of certain Medicare Part B and Part D drugs without competition via government negotiation. Through the Program, the HHS Secretary must (1) publish a list of selected drugs, (2) enter into agreements with manufacturers of those drugs, (3) negotiate and, where applicable, renegotiate “maximum fair prices,” for selected drugs that will apply to Medicare Parts B and D, and (4) monitor and enforce compliance, including through new civil monetary penalties and excise taxes. Each year, a new cohort of Medicare-covered drugs (“Selected Drugs”) are subject to negotiation. Specifically, the HHS Secretary selected for negotiation 10 Part D drugs for the initial 2026 price applicability year, 15 Part D drugs for 2027, and 15 Part B or Part D drugs for 2028. The HHS Secretary must also select 20 Part B or Part D drugs for 2029 and each subsequent year. These negotiation-eligible drugs must be selected from the 50 Part B drugs and 50 Part D drugs with the highest Medicare program expenditures over the preceding 12-month period. A negotiation-eligible drug means a single source pharmaceutical product that is either (1) an FDA-approved drug for which at least seven years have elapsed since the date of its approval and for which there is no generic on the market, or (2) an FDA-licensed biologic for which at least 11 years have elapsed since licensure and for which there is no biosimilar on the market. On August 29, 2023, the U.S. government released the list of the first 10 Selected Drugs to be subject to the Program. On January 17, 2025, the U.S. government released the list of the next 15 Selected Drugs to be subject to the Program. On January 27, 2026, the U.S. government released the next 15 Selected Drugs subject to the Program, including, for the first time, drugs payable under Medicare Part B, and selected one previously negotiated drug for the Program’s first renegotiations. Following the previously published lists of Selected Drugs and future lists to come, significant uncertainty remains regarding the ultimate impact of the Program on the pharmaceutical and biotech industries. The IRA is broadly impacting regulatory and corporate strategy for biotechnology and pharmaceutical firms of all sizes. Companies have reviewed and are planning to monitor, review and adjust their economic projections for pipeline assets, particularly for drugs with the potential to become Selected Drugs. The IRA continues to face legal challenges from industry stakeholders and advocacy groups, as well as political opposition from certain lawmakers in Congress. These efforts in the courts and Congress may influence the future of the Program, though a full repeal is unlikely. Continued changes to certain provisions and U.S. federal government guidance are possible given ongoing changes to the federal political landscape, potentially altering the Program’s implementation and impact.
The current presidential administration has focused on the healthcare industry, drug and device manufacturing and drug prices generally. A May 12, 2025 Executive Order signed by President Trump directed the HHS Secretary to communicate “most favored nation” (“MFN”) price “targets” to pharmaceutical manufacturers. The same Executive Order also instructed the HSS Secretary to facilitate direct-to-consumer purchasing programs for pharmaceutical manufactures to sell drugs to patients at the MFN price. As of January 9, 2026, 15 of the 17 companies contacted after the Executive Order was issued had reached agreements with the current presidential administration. These actions, along with shifting tariff policies, have impacted and may continue to impact pharmaceutical imports and drug pricing.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. States have also expanded drug price transparency and reporting regimes directed at manufacturers and other drug supply chain participants. As of December 31, 2025, approximately half of U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, with eleven of these states also allowing for drug affordability (i.e., price control) review boards. The disclosure requirements vary by state. Many states require multiple types of reporting, including for new drug applications, new drug launches, prior notice of price increases, and quarterly or annual reporting. Further, states may seek approval from the HHS Secretary to establish a Canadian drug importation program (a “Section 804 Importation Program”). Seven U.S. states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have enacted laws authorizing the establishment of such a program. However, the HHS Secretary must approve each state importation plan before it can be implemented. As of December 31, 2025, Florida remains the only state with an FDA-authorized Section 804 Importation Program. Drug importation could lower manufacturer revenue or otherwise have a chilling effect on incentives to pursue research and development of new or improved versions of drugs.
We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We also cannot predict changes resulting from U.S. federal and state elections and resulting changes in leadership of regulatory bodies, including potential changes that might impact the pharmaceutical and biotech industry.
Employees and Human Capital Resources
As of December 31, 2025, we had 48 employees, all of whom were full-time and 34 of whom were engaged in research and development activities. Nineteen of our employees hold PhD or MD degrees. All laboratory personnel and our administrative team are based in and around Boston, Massachusetts. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are a clinical-stage biopharmaceutical company in the early stages of development with a limited operating history. Since our inception, we have focused primarily on developing our proprietary RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, and raising capital. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates and our lead product candidate, CMP-002, has not yet entered clinical trials. We have no products licensed for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2025 and 2024, we reported net losses of $80.4 million and $51.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $292.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue the research and development of, and seek regulatory approvals for, our lead product candidate CMP-002 for the treatment of SYNGAP1-related disorder (“SYNGAP1”), along with any other current or future product candidates we may develop.
We anticipate that our expenses will increase substantially if and as we:
•finalize preclinical development for CMP-002 and advance into clinical trials;
•advance current and future product candidates through preclinical studies and clinical trials;
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
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts.
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
Our product candidates are in varying stages of development. To date, we have not generated any revenue. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:
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
As of December 31, 2025, we had cash and cash equivalents of $109.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we do not expect that our existing cash and cash equivalents will be sufficient to complete development of any of our product candidates, or any future product candidates we may identify, and we will require substantial capital in order to advance our product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
Our future capital requirements will depend on many factors, including, but not limited to:
•the initiation, type, number, scope, progress, expansions, results, costs and timing of preclinical studies and clinical trials of CMP-002 and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
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
Risks Related to the Research and Development of Our Product Candidates
We are early in our development efforts. Our product candidates are in varying stages of development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts and our lead product candidate has not yet entered clinical trials. We have focused our efforts to date on developing our RAP Platform, identifying our programs and commencing the preclinical and clinical development of our product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Pending successful completion of Good Laboratory Practices (“GLP”) toxicology studies and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1 as early as the second half of 2026. In each jurisdiction, clinical trials are subject to applicable regulatory requirements and must be reviewed and authorized by the applicable regulatory authorities and reviewed and approved by the applicable ethics committees or institutional review boards prior to initiation and as amended during the course of the trial. Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration (the “FDA”) of an investigational new drug (“IND”) application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. Commencing clinical trials outside the United States similarly requires the submission and authorization of comparable clinical trial applications or notifications, and compliance with local requirements relating to, among other things, trial conduct, informed consent, safety reporting, importation and handling of investigational product, and data integrity. In the event that the FDA or any comparable foreign regulatory authority or ethics committee requires us to complete additional preclinical studies or we are required to satisfy other requests prior to commencing clinical trials, the start of our planned Phase 1/2 CMP-002 clinical trial and any future clinical trials may be delayed. Even after we receive and incorporate guidance from applicable regulatory authorities, such authorities could disagree that we have satisfied their requirements to commence any clinical trial or continue or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect, which could delay the start or completion of such clinical trials or require more capital resources than we currently anticipate to start or complete such clinical trials.
Commercialization of any of our current or future product candidates will require preclinical and clinical development; regulatory and marketing approval issued by regulators in any jurisdiction where we seek to commercialize such product candidates, such as the FDA and the European Commission (the “EC”) following a favorable assessment performed by the European Medicines Agency (the “EMA”); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of any of our current or future product candidates will depend on many factors, including the following:
•timely and successful completion of preclinical studies;
•acceptance of INDs or comparable foreign applications that allow commencement of clinical trials or future clinical trials for any product candidates we may develop;
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices (“GCPs”), current GLPs, and any additional regulatory requirements from foreign regulatory authorities;
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
Our business is highly dependent on our lead product candidate, CMP-002, and we must complete clinical testing before we can seek regulatory approval and begin commercialization of any of our product candidates. If we are unable to obtain regulatory approval for, and successfully commercialize, our current product candidates, our business may be materially harmed, and such failure may affect the viability of any future product candidates.
There is no guarantee that any of our product candidates will proceed in preclinical or clinical development or achieve regulatory approval. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.
There is no guarantee that we will be able to advance CMP-002, our lead development candidate, into clinical trials, or that the results obtained in any future clinical trials we may conduct will be sufficient to obtain regulatory approval for any current or future product candidates. In addition, because our product candidates will be based on our RAP Platform and antisense oligonucleotide (“ASO”) technology, if any of our product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business related to our other future product candidates could be significantly harmed. A failure of one of our product candidates may affect the ability to obtain regulatory approval to continue or conduct clinical programs for our other or future product candidates.
Our approach to the discovery and development of product candidates based on our RAP Platform is unproven, and we may not be successful in our efforts to develop and commercialize our product candidates and to identify and discover additional potential product candidates.
The success of our business depends upon our ability to identify, develop and commercialize products based on our proprietary RAP Platform. All of our product candidates are still in varying stages of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our RAP Platform may be unsuccessful in identifying additional potential product candidates and our potential product candidates may be shown to have harmful side effects. In addition, our product candidates may be successful in upregulating the expression of their target genes and may nonetheless fail to show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. Further, because all of our product candidates and programs are based on our RAP Platform, adverse developments with respect to one of our product candidates and programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other product candidates and programs.
In addition, we have not successfully developed any product candidates, and our ability to identify and develop additional product candidates may never materialize. The process by which we identify and develop product candidates may fail to yield additional product candidates for clinical development for a number of reasons, including those discussed in these risk factors. In addition:
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
Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support clearance of our regulatory filings, including IND applications to the FDA in the United States and other similar regulatory filings in other jurisdictions. We cannot be certain if the outcome of our preclinical studies and clinical trials will ultimately support further development of our product candidates or future programs or whether the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of our product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs and other similar regulatory filings for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such regulatory filings will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.
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
•delays in opening clinical trial sites or obtaining required approval from institutional review boards (“IRBs”) or independent ethics committees, or the equivalent review groups for sites outside the United States, at each clinical trial site;
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
•failure to perform in accordance with the FDA’s GCPs, Good Manufacturing Practices (“GMP”) regulations or those of other regulatory authorities;
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
Clinical trials must be conducted in accordance with the legal requirements, regulations or guidelines of the FDA and other applicable regulatory authorities, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Moreover, principal investigators for our clinical trials may also serve as our scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.
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
Further, conducting clinical trials in foreign countries, such as our planned Phase 1/2 clinical trial of CMP-002 for the treatment of SYNGAP1, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
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
We are in the early stages of development of our programs and plan to initiate a global Phase 1/2 clinical trial of our lead product candidate, CMP-002, in individuals with SYNGAP1, but we have not yet received regulatory clearance to commence clinical activities for CMP-002. As a result, our belief in the potential success of CMP-002 is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our clinical trials may not ultimately be successful or support further clinical development of our product candidates.
Our choices with respect to the design and implementation of our clinical trials will be a significant factor in our ability to successfully and timely complete clinical development with respect to our product candidates. Pending successful completion of GLP toxicology studies and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1. The design of this planned trial, including the selection of dose levels, dosing regimen, patient population and inclusion criteria, trial duration, and the clinical endpoints we evaluate, will involve significant judgment and will be subject to feedback from regulatory authorities, clinical and scientific experts, and ethics committees. Individuals with SYNGAP1 may present with varying baseline disease characteristics and developmental trajectories, which could increase variability in trial outcomes, complicate enrollment and stratification, and render interpretation of trial results difficult, particularly in small patient populations. In addition, while there are precedent clinical endpoints and assessments used in connection with the development of therapies for other disorders of the CNS that share certain clinical characteristics with SYNGAP1, there are limited established and routinely used clinical endpoints for assessing treatment benefit in SYNGAP1 specifically, and we may therefore rely in part on exploratory or emerging measures, including neurophysiological assessments, and clinical or caregiver-reported outcomes, to evaluate potential pharmacodynamic activity and early signals of clinical effect. Such measures may be variable, may not be validated or may not be broadly accepted by regulators as clinically meaningful endpoints, and may be influenced by factors unrelated to CMP-002, including differences in background therapies, inter-site variability, and placebo or expectancy effects. As a result, even if CMP-002 demonstrates activity with respect to one or more exploratory measures, there is no guarantee that any observed changes will correlate with clinically meaningful improvements, or that such data will be predictive of positive results with respect to the clinical endpoints that we expect to use in our later-stage clinical trials. Accordingly, early data from our planned Phase 1/2 clinical trial of CMP-002, including any exploratory findings, should not be interpreted as conclusive evidence of the efficacy of CMP-002.
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
Certain of the disorders we seek to treat, including SYNGAP1, have low prevalence and it may be difficult to identify and enroll patients with these disorders. If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
Identifying and qualifying patients to participate in clinical trials of any of our current or future product candidates is critical to our success. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current and any future product candidates are targeted, have low incidence and prevalence. Further, the pediatric population is an important patient population for CMP-002 and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in this population, and to locate and enroll pediatric patients. Additionally, pediatric and adolescent patients with SYNGAP1 frequently present with developmental delays, intellectual disabilities, and behavioral problems, and it may be challenging to ensure that they adhere to clinical trial protocols. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:
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
If in the future we are unable to demonstrate that such side effects were caused by factors other than our product candidates, the FDA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.
We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications that we believe can be addressed by our technology among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. For example, we have announced our intention, pending successful completion of GLP toxicology studies and regulatory clearance, to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026 and to pursue partnership opportunities to support the further development of CMP-001 for individuals with urea cycle disorders. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.
We intend to conduct certain of our clinical trials globally. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We intend to conduct certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
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
Certain of our research and product development initiatives are focused on treatments for rare diseases. Given the small number of patients who have certain of the diseases that we are currently targeting, including SYNGAP1, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with any product candidates we may develop, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.
Changes in U.S. federal policy priorities and agency operations under the current U.S. presidential administration may adversely affect our business.
The U.S. federal government may adopt, and in some cases has adopted or proposed, policy changes and operational measures that could affect the standards, timing, and predictability of regulatory review and oversight applicable to our product candidates. For example, we are aware of recent turnover in leadership at the FDA, and public reporting has indicated that the FDA has experienced significant staffing attrition and has faced or may face continued hiring constraints and budgetary pressure, including proposed reductions in FDA budget authority. In addition, the HHS and the FDA have announced a deregulatory initiative intended to identify and eliminate certain existing regulations, and such initiatives may extend beyond formal rulemaking to include guidance documents and other policy directives. These and other actions or initiatives could result in changes in the FDA’s interpretation or application of existing legal and regulatory requirements, reduced opportunities for informal engagement with the FDA, slower or less predictable review timelines, changes in inspection and oversight activity, and/or increased uncertainty regarding the data and evidence the FDA may require to support clinical development, marketing approval, labeling and promotion. If these or other federal policy or operational changes constrain the FDA’s ability to engage in routine oversight and product review activities, alter applicable regulatory expectations, or increase the time, cost or uncertainty associated with our development and approval pathways, our clinical development programs, regulatory submissions and commercialization efforts could be delayed or adversely affected.
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
Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, potential confirmatory studies, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries, including the EC and the NCAs in the European Union, and by the Medicines and Healthcare products Regulatory Agency (the “MHRA”) in the United Kingdom. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to utilize or rely on third-party experts, CROs, and other competent groups and/or individuals to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we may develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
We have received orphan drug designation for CMP-001 for the treatment of UCDs, and we may pursue orphan drug designation for certain of our other product candidates. We may not be able to obtain or maintain the benefits of orphan drug designation, including potential orphan drug exclusivity, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.
The FDA granted orphan drug designation to CMP-001 for the treatment of UCDs in September 2024; however, we may not be able to obtain or maintain the benefits of such designation, including potential orphan drug exclusivity. Additionally, we may seek orphan drug designation for certain of our other product candidates in the future; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU and the United Kingdom based on, among others, prevalence of the disease or condition of less than 5 in 10,000.
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
Finally, it is unclear how future litigation, legislation, agency decisions, or administrative actions may impact the scope of the orphan drug exclusivity. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
We have received rare pediatric disease designation from the FDA for CMP-001 for the treatment of UCDs, and we may pursue rare pediatric disease designation for certain of our other product candidates; however, there is no guarantee that a marketing application for such product candidates, if approved, will qualify for a rare pediatric disease priority review voucher.
Under the Rare Pediatric Disease Priority Review Voucher (“PRV”) program, a sponsor of an NDA that receives approval for a drug for a “rare pediatric disease” may qualify for a rare pediatric disease PRV that can be redeemed to obtain priority review for a subsequent application. Although the PRV program was reauthorized in February 2026, the FDA’s authority to award rare pediatric disease PRVs is time-limited and is currently scheduled to terminate after September 30, 2029. While we have obtained rare pediatric disease designation for CMP-001 for the treatment of UCDs and may pursue this designation for other product candidates, if approval of such a product candidate is not obtained by September 30, 2029, we will not be eligible for a rare pediatric disease PRV unless Congress further reauthorizes the program beyond the current sunset date. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA for such product candidate will meet the criteria for a “rare pediatric disease priority product application” or be eligible for a rare pediatric disease PRV at the time the application is approved. The FDA may determine that a marketing application does not meet the eligibility criteria for a rare pediatric disease PRV for a number of reasons, including:
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete revision, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposals for revision of several fundamental legislative instruments related to medicinal products, which may reduce the duration of regulatory data and marketing protection or exclusivity and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On December 11, 2025, the EU Parliament and the Council, representing all EU Member States, reached agreement on a new directive and regulation that will significantly update EU pharmaceutical laws. The agreed text maintains eight years of regulatory data exclusivity for new active substances, with up to 11 years of market protection available through additional incentives such as addressing unmet medical needs, significant new indications, comparative clinical trials in the EU or early marketing authorization applications. For orphan medicinal products, the standard market exclusivity is nine years, while breakthrough orphan products entering therapeutic areas with no existing treatment will receive 11 years of exclusivity. To enhance patient access, Member States may require marketing authorization holders to supply medicines within three years of a request, with failure to do so resulting in a two-year reduction in exclusivity in that Member State.
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
For example, the Affordable Care Act contains provisions will become more salient to our business if any of our product candidates are approved. The Affordable Care Act includes, among other things, changes to the coverage and payments for products under government healthcare programs, profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries. and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. We may face uncertainties because of efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on Medicaid drug rebates, effective January 1, 2024, and has allowed Medicaid to collect more from manufacturers for drugs with higher prices. The rebate was previously capped at 100% of a drug’s average manufacturer price. Additionally, the Inflation Reduction Act of 2022 includes several provisions such as drug pricing controls and Medicare redesign that are likely to continue impacting our business to varying degrees, but we cannot predict the exact nature of its future effects on our business and the healthcare industry in general. Additionally, the U.S. 2025 reconciliation bill, or the “One Big Beautiful Bill Act,” which was signed into law on July 4, 2025, contains language that heavily impacts the Affordable Care Act’s Medicaid expansion and includes over $800 billion in Medicaid cuts. See “Healthcare Laws and Regulation in the United States-Healthcare Reform” section for a more detailed discussion.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. On December 19, 2025, the current presidential administration announced nine new agreements had been reached with major pharmaceutical companies to offer MFN pricing on new innovative medicines and discounts off the list price when selling direct-to-consumer, bringing the total to 15 out of 17 companies contacted following the Executive Order of May 12, 2025. There is also significant economic pressure on state budgets that may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for drugs or that would allow for importation of pharmaceutical products from lower cost jurisdictions outside the United States. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding limitation on prices and reimbursement for our products, if approved.
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
We are subject to data protection laws, regulations, and contractual obligations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. A growing number of other U.S. states have passed comprehensive data protection legislation, and the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. States are increasingly regulating the privacy and security of personal information, requiring attention to frequently changing regulatory requirements. A growing number of other U.S. states have enacted comprehensive data privacy laws that have taken effect or will come into effect at various times over the next few years. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. We will need to evaluate and update our privacy program to seek to comply with applicable privacy and data security laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business, and we expect to incur additional expense in our effort to comply.
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
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), also apply to some of our operations. The GDPR and UK GDPR increase our obligations with respect to the processing of personal information in relation to clinical trials conducted in the member states of the EEA and the United Kingdom, including by expanding the definition of personal information to include coded (pseudonymized) data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and the UK GDPR increase the scrutiny that clinical trial sites located in the EEA and UK should apply to transfers of personal information from such sites to countries that are considered to lack an adequate level of data protection. The GDPR and UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million Euros (£17.5 million in the U.K.), whichever is greater, and they also confer a private right of action on data subjects for breaches of data protection requirements. Compliance with these laws is a rigorous and time-intensive process that requires review and updates that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European and UK activities. In addition, as we conduct clinical trials in Australia and may in the future conduct clinical trials or seek to commercialize our products outside of the United States, we will also be subject to a variety of foreign data protection laws and regulations. For our clinical trials in Australia, to the extent that the sites for our trials include certain university, company or government agencies, we may be subject to restrictions and data protection obligations under the Privacy Act 1988 (Cth). We may, otherwise, be subject to additional data protection laws in Australia and in the other foreign jurisdictions in which we conduct our trials, which have similar restrictions on our ability to collect, analyze and transfer medical records and other patient data. These laws may impact our business. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Our failure to comply with these privacy laws and regulations or significant changes in the laws and regulations restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

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
The Foreign Corrupt Practices Act (the “FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing the provision of money or anything of value, directly or indirectly through parties, to any foreign official, official of a public international organization, or political party official or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.
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
The ability of the FDA and comparable foreign regulatory authorities to review and approve or certify new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA, other agencies and authorities may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
The current presidential administration has made and is expected to continue to make significant changes in the leadership of the FDA, HHS and other U.S. federal regulatory agencies, as well as changes to U.S. federal government policy, that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA. We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations, including potential changes that might impact funding for drug research and development, reimbursement for drugs and their administration, drug mandates and recommendations, and public perception of the pharmaceutical and biotech industry. Additionally, public reporting has indicated that the FDA has experienced significant staffing attrition and has faced or may continue to face hiring constraints and budgetary pressures, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Any funding, personnel, policy or other disruptions at the FDA or other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, including foreign regulatory authorities, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We are dependent on third parties to perform some of our preclinical studies and to conduct our ongoing and planned clinical trials. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs, consultants and other third parties to perform some of our preclinical studies and conduct our clinical trials and the subsequent collection and analysis of data. These third parties play a significant role in the conduct and timing of our research, preclinical studies and clinical trials. While we have and will have agreements governing the committed activities of these third parties, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and requirements, and our reliance on third parties does not relieve us of our regulatory responsibilities. In addition, we and these third parties are required to comply with GLP requirements for certain preclinical studies, as well as GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical trials of all of our product candidates. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our preclinical studies or clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications, if ever. Further, our clinical trials must be conducted with product produced in accordance with current GMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
In addition, certain of the raw materials for our product candidates are currently provided by a Chinese company, Hongene Biotech, and we expect to rely on this supplier for the foreseeable future on an as-needed basis. Recently enacted U.S. legislation and executive actions may significantly limit our ability to source from or engage with Chinese suppliers, potentially disrupting our supply chain. In December 2025, the BIOSECURE Act was enacted as part of the National Defense Authorization Act for fiscal year 2026. The BIOSECURE Act prohibits U.S. federal agencies from procuring biotechnology equipment or services from entities designated as biotechnology companies of concern (“BCCs”) and from contracting with entities that use such equipment or services in performing federal contracts. BCCs include entities listed on the Department of Defense’s Section 1260H list of “Chinese military-affiliated companies” and additional entities to be designated through an interagency process led by the Office of Management and Budget (“OMB”). OMB has not yet identified any BCCs.
The law does not immediately ban private-sector dealings, but it creates significant compliance obligations for companies with federal contracts and signals heightened scrutiny of Chinese biotech firms.
If any of our current or future suppliers, or their affiliates, are designated as a BCC or placed on other U.S. restricted party lists, our ability to purchase services or products from these suppliers could be severely restricted or prohibited. Additional executive actions, export controls, or sanctions could further limit our options. Such restrictions may result in supply chain disruptions, increased costs, delays in development, and adverse effects on our business operations. Although the BIOSECURE Act provides transitional provisions for federal contracts until January 1, 2032, these do not apply to private commercial arrangements, and future designations of BCCs could require us to identify alternative suppliers on short notice.
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
We may seek third-party collaborators for the research, development and commercialization of certain of the product candidates we may develop. For example, in December 2025, we entered into a Research, Collaboration and License Agreement with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), pursuant to which we and GSK have agreed to collaborate on the research and development of ASO therapeutics targeting regulatory RNAs associated with multiple gene targets relevant to neurodegenerative and kidney disease indications (the “Collaboration Targets”). Under the terms of this agreement, we granted GSK an exclusive, worldwide license under certain patents and know-how to research, develop, manufacture and commercialize certain compounds and products directed to the Collaboration Targets. We have agreed to conduct research activities under agreed research plans to identify, validate and deliver lead ASO series that achieve certain criteria set forth in the research plan for each Collaboration Target and to transfer related data packages and know-how to GSK. After such research activities, GSK will have sole responsibility for development, regulatory activities, manufacturing and commercialization of licensed compounds and licensed products globally. Under the agreement with GSK, and pursuant to any additional arrangements we may enter into in the future with any third parties, we will have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. For example, our ability to receive certain development and commercial milestone payments and royalties from GSK will depend in significant part on GSK’s success and diligence in advancing any licensed compounds and licensed products through development, regulatory approval and commercialization. We cannot predict the success of any collaboration that we enter into.
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
If any current or future collaborations do not result in the successful development and commercialization of product candidates, or if any such collaborator terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if a current or future collaborator terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development described in this “Risk Factors” section apply to the activities of our collaborators.
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
We face significant competition in seeking high-quality collaborators, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for such a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than one with our company.
Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate future collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of any sales or marketing activities, or increase our own expenditures on the development of the product candidate.

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
Given the early stage of development of our product candidates and technology, our patent portfolio with respect to certain aspects of our product candidates and technology is similarly at a very early stage. For example, we do not currently own or in-license any issued patents directed to the composition of matter, or methods of use, of CMP-002, our lead product candidate. We have filed and intend to continue filing patent applications directed to the compositions of matter, and methods of use, of our current and future product candidates. Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to their method of use. However, we cannot be certain that any claims in our patent applications directed to the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (the “USPTO”) or by patent offices in foreign countries, or that, if issued, the claims in any such patents, if challenged, will be adjudicated to be not invalid and enforceable by courts and administrative bodies in the United States or foreign countries. Further, if issued, any composition of matter patents covering our product candidates may expire at such a date that competitors may not be prevented from developing, making and marketing a product identical to our product candidates after expiration of any applicable regulatory exclusivities. Method of use patents protect the use of a product for the specified method or indication. This type of patent does not prevent a competitor from making and marketing a product identical to our product candidate for an indication that is outside the scope of the patented methods of use. Moreover, even if competitors do not actively promote their product for indications covered by our patents, clinicians may prescribe these competitor products “off-label” for uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. To establish our proprietary position, we own and have in-licensed certain intellectual property rights, and we and our licensors have filed and may file provisional and non-provisional patent applications in the United States or abroad relating to our product candidates and certain technologies that are important to our business. We may in the future also license or purchase intellectual property rights from others. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing our product candidates and technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property rights that cover our product candidates and technology. We cannot predict whether or when our owned or licensed pending and future patent applications will result in the issuance of patents that provide us with any competitive advantage. If we or our licensors are unable to obtain, maintain, defend and enforce patents and other intellectual property rights with respect to our product candidates and technology, our business, financial condition, results of operations and prospects could be materially harmed.
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
Any patents covering our product candidates or our technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
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
Companies that compete with us directly on the discovery and development of product candidates targeting SYNGAP1 include Stoke Therapeutics, Inc. and Acadia Pharmaceuticals Inc. (which have agreed to co-develop and co-commercialize licensed products for SYNGAP1 globally), Praxis Precision Medicines, Inc., GondolaBio LLC, Tevard Biosciences, Inc., Regel Therapeutics, Inc., and Quiver Bioscience Inc.
If we advance our UCD program through a partner, we would expect CMP-001 to compete with Ravicti, a nitrogen scavenger commercialized by Amgen Inc. Other therapeutics in development are focused on patients with OTC deficiency only, where CMP-001 would potentially compete with Ultragenyx Pharmaceutical Inc., Arcturus Therapeutics Holdings Inc., and iECURE, Inc. (“iECURE”), among others, assuming they are successful in clinical development. Ultragenyx Pharmaceutical Inc. is developing its potential therapy in OTC patients aged 12 and older, and iECURE is initially targeting neonatal patients only.
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
The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We may encounter difficulties in managing our growth and expanding our operations successfully.
As of December 31, 2025, we had 48 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, we will need to expand our financial, development, regulatory, manufacturing, information technology, marketing, and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties, and we may not be successful in doing so. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of any current or future vendors, collaborators, consultants, service providers and other contractors, and the increasing amounts of confidential information we maintain, such information technology systems are vulnerable to breakdown or other damage or interruption due to service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by rogue employees, vendors, collaborators, consultants, service providers, other contractors and/or other third parties, or from cyber-attacks by criminal hackers, hacktivists, nation-state or state-sponsored actors or other malicious third parties (including the deployment of harmful malware, ransomware, computer viruses, denial-of-service attacks, social engineering, “phishing” scams, network security breaches and other means to affect the service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our vendors, collaborators, consultants, service providers and other contractors, or lead to data compromise or loss. In addition to such risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches or failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies.
Although we seek to protect our information technology systems our efforts may not be successful. If such an event were to occur, it could result in a significant delay or disruption of our development programs and our business operations, whether due to a temporary or permanent loss of our data, trade secrets or other proprietary or confidential information or other disruptions, and we could incur liability and reputational damage. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience disruptions or security breaches of our information technology systems, the costs associated with the investigation, remediation and potential notification of the breach to counterparties, data subjects, regulators or others could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our vendors, collaborators, consultants, service providers and other contractors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. With the evolving nature of cybersecurity threats, the scope and impact of any information security incident cannot be predicted. In addition, the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation, The Personal Information Protection Law of the People’s Republic of China, and Brazil’s Lei Geral de Protecao de Dados. Complying with these laws and regulations may be more costly or take longer than we anticipate, and any failure to comply could result in fines or penalties.
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
We are exposed to the risk of employee and third-party fraud or other misconduct or failure to comply with applicable regulatory requirements. Any past, current or future misconduct or non-compliance by our prior, existing or future employees, consultants, vendors, service providers and other contractors with any industry or regulatory standards or requirements may result in a material adverse effect on our operations or harm our reputation. Misconduct by these parties could include intentional failures to comply with FDA regulations and/or those of comparable applicable regulatory authorities, provide accurate information to such regulatory authorities, comply with manufacturing standards, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, support programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information or information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement of profits, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or other government-supported healthcare in other jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate. and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement of profits, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or other government-supported healthcare in other jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, or other sanctions, any of which could adversely affect our ability to operate.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be subject to limitations.
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses (“NOLs”) or research and development tax credit carryforwards. As of December 31, 2025, we had federal NOL carryforwards of $117.1 million and state NOL carryforwards of $139.2 million.
In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and pre-change research and development tax credit carryforwards to offset post-change taxable income. We have not yet conducted a study to determine if any such changes have occurred that could limit our ability to use the NOL and tax credit carryforwards. As a result, if, and to the extent that, we earn net taxable income, our ability to use our NOL carryforwards and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and growth prospects.
We rely on third-party suppliers located in, and conduct clinical trials in, countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The U.S. government has announced tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Challenges to the tariffs implemented by the U.S. government are being litigated in the federal court system, which has further increased uncertainty regarding the scope and durability of existing and proposed future tariff measures, as well as the ultimate effect of tariffs on economic conditions. These developments have contributed to the creation of a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have and may continue to heighten the risks related to other risk factors described in this Annual Report.
Risks Related to Ownership of Our Common Stock
An active, liquid, and orderly market for our common stock may not be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq.
Our common stock began trading on the Nasdaq Global Market (“Nasdaq”) on October 11, 2024. Given the limited trading history of our common stock, we can provide no assurance that an active trading market will be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
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
Since shares of our common stock were sold in our initial public offering (the “IPO”) in October 2024, the price per share of our common stock has fluctuated substantially. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of individual companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they initially purchased the common stock. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or other geopolitical events.
Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and may make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.
Inflation could adversely affect our business and results of operations.
In recent years, the U.S. economy has experienced a material level of inflation. The impact of geopolitical developments may continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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
We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2025, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, when we lose our status as an EGC and do not otherwise qualify as a “smaller reporting company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
The Audit Committee of the board of directors is responsible for reviewing and assessing the integrity of our information technology systems, processes and data, and meets with management on at least an annual basis to review and assess our cyber and technology-related risks, including network security, information security, and data privacy and protection, our technologies, policies, processes, and practices for assessing, monitoring, managing and mitigation those risks, and the steps management has taken to identify, assess, monitor, manage and mitigate those risks, among other matters.

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
Item 2. Properties
We currently lease approximately 30,000 square feet of office and laboratory space in Cambridge, Massachusetts, and approximately 5,300 square feet of office and laboratory space in Boulder, Colorado. In December 2025, we amended our Cambridge lease and expect to vacate the Cambridge facility during 2026. We have entered into a new lease for approximately 44,000 square feet of office and laboratory space in Watertown, Massachusetts, which is expected to commence in 2026. We believe our facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.
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
Holders
As of March 4, 2026, there were 42 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Sales of Unregistered Securities
On November 12, 2025, we granted a stock option to a new employee to purchase a total of 80,000 shares of our common stock at an exercise price of $4.39 per share and on December 11, 2025, we granted stock options to four new employees to purchase a total of 92,000 shares of our common stock at an exercise price of $6.01 per share. These options were inducement grants made outside of our 2024 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years. Vesting of each option is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.
Other than as stated above or otherwise described in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, we did not issue or sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, or restricted stock awards, during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
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
Our IPO closed on October 15, 2024. In connection with the IPO, we granted the underwriters a 30-day option to purchase an additional 1,023,000 shares of common stock. On November 1, 2024, pursuant to the partial exercise by the underwriters of such option, we issued an additional 643,762 shares of common stock. We received aggregate gross proceeds of $82.1 million in connection with the IPO and subsequent exercise of the underwriters’ option and aggregate net proceeds of $76.4 million after deducting underwriting discounts and commissions payable by us. In connection with our IPO, no payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 11, 2024. We are holding the balance of the net proceeds in cash and cash equivalents.
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

We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-targeting therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Our lead product candidate, CMP-002, has the potential to be the first disease-modifying therapy for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorder, or SYNGAP1, a severe developmental and epileptic encephalopathy (“DEE”) characterized by seizures, developmental delays, and cognitive impairments. SYNGAP1 is caused by haploinsufficiency of the SYNGAP1 gene, where mutation of one functional gene copy results in a reduction in SYNGAP protein levels of up to 50%. While we believe that it remains underdiagnosed, we estimate that there are approximately 21,000 individuals living with SYNGAP1 in the United States and the five largest European markets. There are no approved disease-modifying therapies for SYNGAP1.
CMP-002 is a novel, intrathecally delivered antisense oligonucleotide (“ASO”) designed to target the SYNGAP1 gene at the transcriptional level to increase gene expression, which may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. In preclinical studies, intracerebroventricular injection of CMP-002 restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. In addition, biweekly intrathecal injections of CMP-002 in cynomolgus monkeys were well tolerated and significantly increased SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-002 in disease-relevant brain regions. We have initiated Good Laboratory Practice (“GLP”) toxicology studies for CMP-002 to support clinical trial applications and, pending successful completion and regulatory clearance, we intend to initiate a global Phase 1/2 clinical trial in individuals with SYNGAP1 as early as the second half of 2026.
Our product development efforts are enabled by our proprietary RAP Platform. We leverage our RAP Platform to identify and characterize regulatory RNAs (“regRNAs”), which play a central role in the regulation of every protein-coding gene by contributing to gene activation and suppression. Our approach is designed to amplify messenger RNA (“mRNA”) expression by harnessing the power of regRNAs that form localized complexes with transcription factors and regulate gene expression. Our RAP Platform allows us to rapidly and systematically identify and characterize the active regulatory elements controlling every expressed gene and tens of thousands of druggable enhancer and promoter regRNA sequences that control protein-coding genes. Once a disease-associated target gene is identified, we apply our RAP Platform to identify the controlling regRNA and rapidly generate novel ASO candidates. These ASOs are designed to bind to the identified regRNA and amplify the expression of the target gene in a specific and controllable way.
Our primary therapeutic focus is on diseases of the central nervous system (“CNS”), where there are numerous rare and prevalent haploinsufficient diseases with no approved treatments for which a modest increase in protein expression has the potential to be clinically meaningful. In addition to our SYNGAP1 program, we are advancing discovery programs in other DEE indications. We also intend to leverage strategic discovery partnerships, including our research, collaboration, and license agreement with GlaxoSmithKline, to extend the application of our RAP Platform beyond the CNS and validate our approach to gene upregulation in additional tissues and disease areas.
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, conducting research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including pursuant to an underwritten offering completed in December 2025, a private placement of our common stock and pre-funded warrants, the initial closing of which occurred in September 2025 (the “September 2025 private placement”), and our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through December 31, 2025, we have received net proceeds of $28.1 million from our December 2025 underwritten offering, $46.7 million from the September 2025 private placement, $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock prior to our IPO. In addition, through December 31, 2025, we have recognized $21.5 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $80.4 million and $51.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $292.2 million. Substantially all our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”), director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.
    We anticipate that our expenses will increase substantially if and as we:
•finalize preclinical development for CMP-002 and advance into clinical trials;
•advance current and future product candidates through preclinical studies and clinical trials;
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
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts.
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
As of December 31, 2025, we had cash and cash equivalents of $109.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital” included elsewhere in this Annual Report.
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
In-License Agreements
Children’s Medical Center Corporation
In April 2018, we entered into a development and license agreement (the “CMCC Agreement”) with Children’s Medical Center Corporation (“CMCC”). The CMCC Agreement allows us to use CMCC’s proprietary intellectual property to conduct research, development and commercialization of products utilizing CMCC’s proprietary intellectual property in return for specified payments. The proprietary intellectual property licensed pursuant to this agreement is related to certain legacy programs we are not pursuing, which were subsequently sublicensed to Fulcrum Therapeutics, Inc. (“Fulcrum”), as described below. As part of the CMCC Agreement, we issued a total of 15,123 shares of common stock to CMCC and its affiliates based on the fair value of the common stock on the date of issuance.
We are obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, we will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. We incurred de minimis royalties owed to CMCC for each of the years ended December 31, 2025 and 2024 under the CMCC Agreement and recorded the amounts in R&D expense in the consolidated statement of operations and comprehensive loss. Further, under the terms of the CMCC Agreement, we are required to pay 10% of any upfront payment received under a sublicensing agreement entered into prior to the initiation of the first investigational new drug study. As such, we recorded de minimis amounts for each of the years ended December 31, 2025 and 2024, which is presented in R&D expenses in the consolidated statements of operations and comprehensive loss. We reevaluate the likelihood of achieving future milestones at the end of each reporting period. As of December 31, 2025, we determined that the likelihood of achieving future milestones was not probable.
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

We are also obligated to pay potential development milestone payments to Whitehead of up to $1.9 million upon the achievement of certain specified contingent events. In addition, if we successfully commercialize a product under the Whitehead Agreement, we are obligated to pay tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis. We incurred fees of $0.2 million and $0.3 million under the Whitehead Agreement during the year ended December 31, 2025 and 2024, respectfully. The fees are recorded in our R&D expense in our consolidated statements of operations and comprehensive loss.
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
During the year ended December 31, 2025, we recorded $0.6 million in license revenue in our consolidated statements of operations and comprehensive loss as a result of the receipt of a milestone payment pursuant to the Fulcrum Agreement and none in the year ended December 31, 2024.
Collaborative Arrangement
Eli Lilly and Company
In July 2023, we executed a Material Transfer Agreement (as amended, the “MTA”), with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, we and Eli Lilly agreed to perform R&D activities to generate up to three ASOs in accordance with a prescribed work plan. As of December 31, 2025, we had completed all of the R&D activities allocated to us under the work plan and the MTA had expired in accordance with its terms. We and Eli Lilly jointly oversaw the R&D activities under the MTA. In addition, both parties were exposed to significant risks and potential rewards under the MTA. During the years ended December 31, 2025 and 2024, we recorded $0.1 million and $0.5 million, respectively, as a reduction in R&D expense in the consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, we had a de minimis unbilled receivable recorded within prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2024.
Research and Collaboration Agreements
GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”)
In December 2025, we entered into a Research, Collaboration and License Agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”), pursuant to which we and GSK have agreed to collaborate on the research and development of ASO therapeutics targeting regRNAs associated with multiple gene targets relevant to neurodegenerative and kidney disease indications (the “Collaboration Targets”). Under the terms of the GSK Agreement, GSK paid us a one-time, nonrefundable upfront payment of $17.5 million. In addition, we are eligible to receive up to $440.0 million in development and commercial milestone payments, subject to achievement of specified criteria, as well as tiered royalties on annual net sales of licensed products ranging from the low- to mid-single digits during a defined royalty term for each licensed product. The GSK Agreement may be terminated in its entirety or on a Collaboration Target-by-Collaboration Target basis (as defined in the GSK Agreement) for convenience by GSK and may also be terminated by either us or GSK under certain other circumstances, including material breach, as set forth in the GSK Agreement. The term of the GSK Agreement continues on a country-by-country and product-by-product basis until the expiration of the applicable royalty term, unless terminated earlier in accordance with its terms. There was no collaboration revenue recognized under the GSK Agreement during the year ended December 31, 2025.

BioMarin Pharmaceutical, Inc.
In September 2024, we entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”), pursuant to which we and BioMarin agreed to collaborate with respect to the research and discovery of regulatory RNA-targeting ASOs using our proprietary RAP Platform to modulate the expression of two undisclosed genetic targets under two distinct programs. Under the terms of the BioMarin Agreement, BioMarin paid us an upfront, nonrefundable payment of $1.0 million, and reimbursed us for certain research activities. In November 2025, BioMarin provided notice of its election to terminate the BioMarin Agreement, which termination became effective in February 2026. During the years ended December 31, 2025 and 2024, we recognized $2.9 million and $0.7 million, respectively, in collaboration revenue under the BioMarin Agreement.
Components of Our Results of Operations
Revenue
For the years ended December 31, 2025 and 2024, we recognized $3.5 million and $0.7 million, respectively, in research and collaboration revenue through our collaboration and license agreements. We have not generated any revenue from the sale of products, and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our or our collaborators’ development efforts for product candidates or any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties, or any combination thereof.
Operating Expenses
Our operating expenses consist of R&D expenses, G&A expenses, and impairment of right-of-use asset.
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
We expense R&D costs as incurred. Certain third-party costs for R&D activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our management and scientific personnel, vendors and third-party service providers. Non-refundable advance payments for goods and services that will be used over time for R&D are deferred and capitalized as R&D prepaid expenses on our consolidated balance sheets. The capitalized amounts are recognized as an expense as the goods are delivered or as the related services are performed. Since our inception, substantially all our external costs have been related to the development of product candidates. We use internal resources for platform development, early pipeline discovery, preclinical development, management of clinical development activities, technical operations and oversight of manufacturing partners. We do not track our R&D expenses on a program-by-program basis. Our third-party R&D expenses consist primarily of fees paid to outside consultants, CROs, CMOs and academic research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our other R&D costs are internal costs primarily associated with our discovery efforts, laboratory supplies, and facilities, including depreciation, that are allocated across multiple programs.
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
•per subject trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible subjects;
•the number of subjects that participate in the trials;
•the number of doses that subjects receive;
•the drop-out or discontinuation rates of subjects;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of subjects participation in the trials and follow-up;
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
Impairment of right-of-use asset
Impairment of right-of-use asset expenses is due to the impairment of our Boulder, Colorado lease's right-of-use asset. Upon vacating our Boulder location on August 29, 2025 and pursuing sublease opportunities, it was determined that the market rate for similar space is less than the base rent we are paying under the current lease. The Boulder, Colorado lease is set to expire on September 30, 2028.
Other (expense) Income, Net
Other (expense) income, net consists of the change in fair value of our derivative tranche liability associated with the conditional second tranche of our September 2025 private placement, interest income earned on our invested cash and cash equivalent balances, as well as other insignificant amounts.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Revenue
Research and collaboration revenue	$3,498	$652	$2,846
Operating expenses
Research and development	38,202	38,817	(615)
General and administrative	17,357	14,923	2,434
Impairment of right-of-use asset	494	—	494
Total operating expenses	56,053	53,740	2,313
Loss from operations	(52,555)	(53,088)	533
Other (expense) income, net:
Interest income	2,174	1,330	844
Change in fair value of derivative tranche liability	(29,830)	—	(29,830)
Other expense	(192)	(33)	(159)
Total other (expense) income, net	(27,848)	1,297	(29,145)
Net loss	$(80,403)	$(51,791)	$(28,612)
Research and Collaboration Revenue
Research and collaboration revenue was $3.5 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. The increase of $2.8 million was due to a $2.2 million increase in revenue recognized under the BioMarin Agreement driven by increased performance activities and related costs incurred during 2025 and $0.6 million of revenue recognized under the Fulcrum Agreement as a result of the receipt of a milestone payment in the year ended December 31, 2025.
Research and Development Expenses
The following table summarizes our R&D expenses for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Clinical and preclinical expenses	$17,322	$18,049	$(727)
Personnel-related expenses	12,155	11,934	221
Facilities-related and overhead expense	5,624	6,026	(402)
Professional and consulting fees	2,220	2,107	113
Other expenses	881	701	180
Total R&D expenses	$38,202	$38,817	$(615)
R&D expenses were $38.2 million for the year ended December 31, 2025, compared to $38.8 million for the year ended December 31, 2024. The decrease of $0.6 million was primarily due to a $0.7 million decrease in clinical and preclinical expenses as we made the strategic decision to pause further investment in CMP-001. Additionally, a decrease of $0.4 million in facility-related and overhead expense due to a gain recognized in connection with the modification of our non-cancellable operating lease for office and lab space in Cambridge, Massachusetts (the “Cambridge Lease”), of which $0.2 million was included in R&D expense. These decreases were partially offset by increases in other expenses related to non-royalty sublicense fees of $0.1 million. We also incurred an increase of $0.2 million in personnel-related expenses due to lower offsetting personnel reimbursements under one of our collaboration agreements as well as severance and related costs resulting from separation agreements with certain former employees and an increase of $0.1 million in professional and consulting fees due to increased utilization of external support for clinical operations.

General and Administrative Expenses
The following table summarizes our G&A expenses for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change ($)
Personnel-related expenses	$8,351	$8,365	$(14)
Professional and consulting fees	5,440	3,876	1,564
Facilities-related and overhead expense	2,110	1,600	510
Other expenses	1,456	1,082	374
Total G&A expenses	$17,357	$14,923	$2,434
G&A expenses were $17.4 million for the year ended December 31, 2025, compared to $14.9 million for the year ended December 31, 2024. The increase of $2.4 million was primarily due to a $1.6 million increase in professional-related expenses, including $1.0 million of issuance costs and legal fees from our September 2025 private placement that were recognized in G&A expenses as a result of their allocation to the derivative tranche liability. The increase in facilities-related and overhead expense was driven by increased insurance premiums. In addition, there was an increase of $0.4 million in other expenses primarily due to an increase in state franchise taxes. Personnel-related expenses remained generally consistent year-over-year.
Impairment of Right-of-Use Asset
During the year ended December 31, 2025, upon vacating our Boulder, Colorado location and pursuing sublease opportunities, it was determined that the market rate for similar space is less than the base rent we are paying under our current lease. As a result, we impaired the related ROU asset and recognized an impairment charge of $0.5 million during the year ended December 31, 2025.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $27.8 million for the year ended December 31, 2025, compared to income of $1.3 million for the year ended December 31, 2024. The change of $29.1 million was primarily due to a $29.8 million expense for the non-cash change in fair value of our derivative tranche liability associated with the conditional second tranche of our September 2025 private placement. This was partially offset by a $0.8 million increase in interest income due to higher average invested cash equivalent balances during the year ended December 31, 2025 and an increase in other expenses of $0.2 million primarily due to losses incurred related to the disposal of assets.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through December 31, 2025, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements. During the year ended December 31, 2025, we received aggregate gross proceeds of $80.1 million from the sale of shares of our equity securities. In addition, for the year ended December 31, 2025, we recognized $3.5 million in research and collaboration revenue through our collaboration and license agreements.
In November 2025, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million.
In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC, as sales agent, pursuant to which we may issue and sell shares of our common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, we will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. During the year ended December 31, 2025, we did not issue any shares of our common stock under the Sales Agreement.

As of December 31, 2025, we had cash and cash equivalents of $109.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
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
The timing and amount of our future funding requirements will depend on many factors, including:
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
In October 2019, we entered into the Cambridge Lease, which was originally scheduled to expire on June 30, 2027.
In January 2023, we entered into a non-cancellable operating lease for office and lab space in Boulder, Colorado (the “Boulder Lease”), which expires on September 30, 2028.
In December 2025, we (i) entered into a non-cancellable operating lease for office and lab space in Watertown, Massachusetts (the “Watertown Lease”), which is targeted to commence 180 days after execution of the Watertown Lease and expires on June 30, 2030, and (ii) amended the Cambridge Lease to accelerate the termination date to the date that is thirty days after the commencement date of the Watertown Lease.
See Note 7 to our consolidated financial statements for additional details related to our noncancellable operating leases.
Restricted Cash
In connection with our operating leases, we are required to maintain security deposits, which were issued in the form of letters of credit with a bank. See Note 2 to our consolidated financial statements for additional details related to our restricted cash.
Research and Development Expenses
We are continuing to invest in the development of CMP-002 and have entered into contractual obligations with CROs relating to the performance of services for our planned Phase 1/2 clinical trial. Each contract shall continue until the completion of the clinical trial or until terminated in accordance with its terms. Our clinical trial costs are dependent on, among other things, the scope, timing, and duration of our preclinical and clinical development activities. We also incur R&D costs related to the enhancement of our existing and future product candidates.
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
The timing of payment or receipt of royalty payments is uncertain as the royalties are contingent upon future activities, including the successful discovery, development, regulatory approval and commercialization of product candidates.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Net cash used in operating activities	$(29,553)	$(45,562)
Net cash used in investing activities	(243)	(441)
Net cash provided by financing activities	75,890	71,662
Net increase in cash, cash equivalents and restricted cash	$46,094	$25,659
Operating Activities
During the year ended December 31, 2025, operating activities used $29.6 million of cash, primarily resulting from our net loss of $80.4 million, partially offset by net cash used in changes in our operating assets and liabilities of $13.0 million and non-cash charges of $37.8 million, including stock-based compensation expense, loss from the change in fair value of our derivative tranche liability, gain on lease modification, non-cash operating lease expense, and depreciation and amortization.
During the year ended December 31, 2024, operating activities used $45.6 million of cash, primarily resulting from our net loss of $51.8 million and net cash used in changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $7.6 million, including stock-based compensation expense, non-cash operating lease expense, and depreciation and amortization.
In each of the years ended December 31, 2025 and 2024, cash used in operations was primarily related to clinical and preclinical efforts, compensation and benefits for our employees, consulting and other professional fees, and rent for our Cambridge and Boulder leases.
Investing Activities
During the years ended December 31, 2025 and 2024, net cash used in investing activities was $0.2 million and $0.4 million, respectively, due to purchases of property and equipment.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $75.9 million, consisting primarily of proceeds of $76.0 million from our September 2025 private placement and the December 2025 underwritten offering, net of issuance costs. These proceeds were partially offset by financing liability and finance lease principal payments totaling $0.2 million.
During the year ended December 31, 2024, net cash provided by financing activities was $71.7 million, consisting primarily of net proceeds of $72.4 million from our IPO, net of underwriting discounts and commissions and offering costs. These proceeds were partially offset by financing liability and finance lease principal payments totaling $0.8 million.
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
•the expected term for options granted is calculated using the simplified method and represents the average time that options are expected to be outstanding based on the mid-point between the vesting date and the end of the contractual term of the award; and
•expected volatility is derived from the historical volatilities of a select group of representative public companies, for a look-back period commensurate with the expected term of the stock options, as we lack sufficient trading history of common stock.
See Note 11 to our consolidated financial statements for weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2025 and 2024.
The intrinsic value of all outstanding options as of December 31, 2025 was $3.3 million, of which approximately $1.3 million was related to vested options and $2.0 million was related to unvested options.
Valuation of Derivative Tranche Liability
In connection with the September 2025 private placement, we undertook a commitment to issue, and investors incurred an obligation to purchase, securities in a second, future closing at a fixed price, if specified conditions are met. The obligation to issue additional securities at a future date was determined to be a freestanding derivative instrument and is accounted for as a liability. The derivative tranche liability was accounted for at fair value at the issuance date and fair value is remeasured at the end of each reporting period until the shares are issued or the obligation expires. Changes in the fair value of the derivative tranche liability are recognized in the consolidated statement of operations.
The fair value of the derivative tranche liability was determined using a probability weighted model, which considered as inputs the probability of achieving tranche closing conditions, the estimated fair value of our common stock and a discount rate. We recognized a $29.8 million loss for the year ended December 31, 2025, related to the non-cash change in fair value of the derivative tranche liability.
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

CAMP4 Therapeutics Corporation
Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CAMP4 Therapeutics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CAMP4 Therapeutics Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Boston, Massachusetts
March 5, 2026

CAMP4 Therapeutics Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$109,517	$64,039
Restricted cash, current portion	1,346	—
Prepaid expenses and other current assets	3,232	2,344
Total current assets	114,095	66,383
Restricted cash, net of current portion	894	1,624
Property and equipment, net	2,339	3,858
Operating lease right-of-use assets	397	6,015
Other assets	83	427
Total assets	$117,808	$78,307
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182	$1,210
Accrued expenses and other current liabilities	5,632	4,833
Current portion of deferred revenue	9,387	385
Operating lease liabilities, current portion	286	2,994
Other current liabilities	27	176
Total current liabilities	15,514	9,598
Deferred revenue, net of current portion	8,113	—
Operating lease liabilities, net of current portion	1,688	5,493
Derivative tranche liability	44,760	—
Other liabilities	29	72
Total liabilities	70,104	15,163
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 175,000,000 shares authorized as of December 31, 2025 and 2024; 51,902,614 issued and outstanding as of December 31, 2025; 20,161,073 and 20,145,129 shares issued and outstanding as of and December 31, 2024, respectively	6	2
Additional paid-in capital	339,854	274,895
Accumulated deficit	(292,156)	(211,753)
Total stockholders’ equity	47,704	63,144
Total liabilities and stockholders’ equity	$117,808	$78,307
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Year ended December 31,
	2025	2024
Revenue
Research and collaboration revenue	$3,498	$652
Operating expenses
Research and development	38,202	38,817
General and administrative	17,357	14,923
Impairment of right-of-use asset	494	—
Total operating expenses	56,053	53,740
Loss from operations	(52,555)	(53,088)
Other (expense) income, net:
Interest income	2,174	1,330
Change in fair value of derivative tranche liability	(29,830)	—
Other expense	(192)	(33)
Total other (expense) income, net	(27,848)	1,297
Net loss	$(80,403)	$(51,791)
Net loss per share attributable to common stockholders, basic and diluted	$(2.65)	$(11.04)
Weighted average shares of common stock outstanding, basic and diluted	30,380,567	4,690,094

Net loss attributable to common stockholders	$(80,403)	$(51,791)
Other comprehensive income (loss)	—	—
Total comprehensive loss	$(80,403)	$(51,791)

The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	130,648,426	$162,147	460,704	$1	$36,231	$(159,962)	$(123,730)
Vesting of restricted common stock	—	—	58,300	—	—	—	—
Stock option exercises	—	—	513,781	—	113	—	113
Conversion of convertible preferred stock into common stock upon initial public offering	(130,648,426)	(162,147)	11,648,582	1	162,146	—	162,147
Issuance of common stock upon initial public offering, net of issuance costs of $9,727	—	—	7,463,762	—	72,373	—	72,373
Stock-based compensation expense	—	—	—	—	4,032	—	4,032
Net loss	—	—	—	—	—	(51,791)	(51,791)
Balance as of December 31, 2024	—	—	20,145,129	2	274,895	(211,753)	63,144
Vesting of restricted common stock	—	—	15,943	—	—	—	—
Stock option exercises	—	—	24,127	—	51	—	51
Issuance of common stock in private placement and registered direct offering, net of issuance costs of $3,966	—	—	31,717,415	4	57,309	—	57,313
Issuance of pre-funded warrants in private placement, net of issuance costs of $258	—	—	—	—	3,601	—	3,601
Stock-based compensation expense	—	—	—	—	3,998	—	3,998
Net loss	—	—	—	—	—	(80,403)	(80,403)
Balance as of December 31, 2025	—	$—	51,902,614	$6	$339,854	$(292,156)	$47,704
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024
Operating Activities
Net loss	$(80,403)	$(51,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,639	1,696
Stock-based compensation expense	3,998	4,032
Change in fair value of derivative tranche liability	29,830	—
Impairment of right-of-use asset	494	—
Loss on the sale of property and equipment	258	—
Non-cash gain on lease modification	(316)	—
Non-cash lease expense	1,923	1,749
Non-cash interest expense	16	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(888)	(711)
Accounts payable	(1,028)	168
Accrued expenses and other liabilities	805	1,531
Operating lease assets and liabilities	(2,996)	(2,704)
Deferred revenue	17,115	385
Net cash used in operating activities	(29,553)	(45,562)
Investing Activities
Purchases of property and equipment	(279)	(441)
Proceeds from the sale of property and equipment	36	—
Net cash used in investing activities	(243)	(441)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs of $3,966 and $5,747, respectively	57,516	76,353
Proceeds from issuance of pre-funded warrants, net of issuance costs $258	3,601	—
Proceeds allocated to the derivative tranche liability	14,930	—
Proceeds from exercise of common stock options	51	113
Principal payments on financing obligation	(97)	(460)
Principal payments on finance leases	(111)	(364)
Payments of deferred issuance costs	—	(3,980)
Net cash provided by financing activities	75,890	71,662
Net increase in cash, cash equivalents and restricted cash	46,094	25,659
Cash, cash equivalents and restricted cash at beginning of year	65,663	40,004
Cash, cash equivalents and restricted cash at end of period	$111,757	$65,663
Supplemental disclosure of cash flow information:
Conversion of convertible preferred stock upon initial public offering	$—	$162,147
Finance lease right-of-use asset converted to fixed asset	$290	$127
Issuance costs in accounts payable and accrued expenses	$203	$—
The accompanying notes are an integral part of these consolidated financial statements.

CAMP4 Therapeutics Corporation
Notes to Consolidated Financial Statements
1.     Description of Business and Basis of Presentation
Description of Business
CAMP4 Therapeutics Corporation, formerly Marauder Therapeutics, Inc., and its subsidiary (collectively, the “Company”), is a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-targeting therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. The Company is currently focusing on diseases of the central nervous system. The Company was organized in September 2015 and began operations in 2016.
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
The Company’s consolidated financial statements include the accounts of CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (“CAMP4 AUS”), which was established on September 15, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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
Initial Public Offering
On October 15, 2024, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 6,820,000 shares of its common stock at a price to the public of $11.00 per share, resulting in net proceeds of $65.8 million, after deducting underwriting discounts and commissions of $5.3 million and other offering expenses of $4.0 million. In addition, on November 1, 2024, the Company received additional proceeds of $6.6 million, after deducting underwriting discounts and commissions of $0.5 million, pursuant to the partial exercise by the underwriters of their option to purchase additional shares in the IPO. Collectively, the Company received aggregate net proceeds of $72.4 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 11,648,582 shares of common stock (see Note 10).
In connection with the completion of its IPO, on October 15, 2024, the Company’s certificate of incorporation was amended and restated to authorize 175,000,000 shares of common stock, par value $0.0001 per share and 25,000,000 shares of preferred stock, par value of $0.0001 per share.
Private Placement
On September 9, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors, pursuant to which the Company agreed to sell certain securities in up to two closings in a private placement transaction (the “Private Placement”). The initial closing of the Private Placement occurred on September 11, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 26,717,414 shares of the Company’s common stock and 6,003,758 pre-funded warrants for net cash proceeds of $46.7 million, after deducting $3.3 million in issuance costs and legal fees (see Notes 3 and 9).

Underwritten Offering
On December 18, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC (“Leerink Partners”) relating to an offering of shares of the Company's common stock (the “Underwritten Offering”). The closing of the Underwritten Offering occurred on December 19, 2025. At the closing, the Company issued 5,000,000 shares of the Company’s common stock for net cash proceeds of $28.1 million, after deducting $1.9 million in issuance costs.
Liquidity
As of December 31, 2025, the Company had approximately $109.5 million of cash and cash equivalents and working capital of approximately $98.6 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of December 31, 2025, the Company had an accumulated deficit of $292.2 million. During the year ended December 31, 2025, the Company incurred a net loss of $80.4 million and had negative cash flows from operations of $29.6 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.

From inception to December 31, 2025, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including the Underwritten Offering, the Initial Closing of the Private Placement, and its IPO, as well as through revenues from its license and collaboration agreements. The Company expects that its cash and cash equivalents as of December 31, 2025 will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.

2.     Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements, including the fair value of common stock prior to the Company’s IPO, stock-based compensation expense, accrued expenses, derivative tranche liability, lease accounting, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.
Cash and Cash Equivalents
The Company considers all highly liquid investments and instruments with original maturities of 90 days or less that can be liquidated without prior notice or penalty to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2025 and 2024, the Company had cash and cash equivalents balances deposited at one major financial institution.
Restricted Cash
In connection with its operating leases, the Company is required to maintain security deposits, which were issued in the form of letters of credit with a bank. As of December 31, 2025 and 2024, the Company held cash in this amount in separate restricted bank accounts as collateral for the letters of credit. As of December 31, 2025 and 2024, the Company maintained $2.2 million and $1.6 million of restricted cash, respectively. Of the $2.2 million held as of December 31, 2025, $1.3 million is classified as short-term as the related restrictions are expected to lapse within the next 12 months.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the corresponding amounts shown in the consolidated statements of cash flows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Cash and cash equivalents	$109,517	$64,039
Restricted cash, current portion	1,346	—
Restricted cash, net of current portion	894	1,624
Total cash, cash equivalents and restricted cash	$111,757	$65,663
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
Foreign exchange transaction gains and losses are included in other income, net in the accompanying consolidated statements of operations and comprehensive loss and were de minimis for the years ended December 31, 2025 and 2024.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, operating lease right-of-use (“ROU”) assets, and finance lease ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company recognized a $0.5 million impairment loss for the year ended December 31, 2025. There were no impairment losses for the year ended December 31, 2024.
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
As of December 31, 2025 and 2024, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Derivative Tranche Liability
The Private Placement includes a right provided to the investors to purchase the Company’s securities in two tranches. The second tranche was determined to be a freestanding instrument and accounted for as derivative tranche liability within the consolidated balance sheets. The derivative tranche liability was recorded at its fair value on issuance and is subsequently remeasured at the end of each reporting period, with non-cash changes in fair value recorded in the consolidated statements of operations until settlement.
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
Offering and Issuance Costs
Prior to the completion of an offering of common stock, direct offering costs are capitalized as deferred offering costs. The deferred offering costs are charged to additional paid-in capital for offerings of common stock or as a reduction in the carrying value of preferred stock for offerings of preferred stock. As of December 31, 2025 and 2024, the Company had no deferred offering costs recorded. During the year ended December 31, 2025, the Company incurred $5.2 million of costs related to the issuance of common stock and pre-funded warrants in the Private Placement and the Underwritten Offering. Of this amount, $4.2 million was recognized as a reduction in the carrying value of the common stock and pre-funded warrants issued and $1.0 million allocated to the derivative tranche liability was expensed to general and administrative expense as incurred. During the year ended December 31, 2024, the Company recorded $4.0 million of offering costs related to the issuance of common stock in the IPO and recognized this amount as a reduction in the carrying value of the common stock issued.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the use of the asset and liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities and expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is used to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management evaluates the recoverability of deferred taxes and the adequacy of the valuation allowance at each reporting period (see Note 13, Income Taxes).
The Company follows the provisions of ASC 740 relative to accounting for uncertain tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company had no reserves related to uncertain tax positions as of December 31, 2025 and 2024. As applicable, the Company recognizes accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025 and 2024, the Company did not accrue any potential interest or penalties.
The Company is required to file federal and state income tax returns in the U.S. and foreign income tax returns in Australia. The preparation of tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company.
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities for the tax years ended December 31, 2020 and beyond. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted stock awards, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. See Note 15, “Net Loss Per Share Attributable to Common Stockholders,” for further information.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. Other than the provision of additional disclosures related to the Company’s income taxes, the adoption of this standard, which was done on a retrospective basis, did not materially impact the Company’s financial statements. See Note 13, “Income Taxes,” for further information.
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

3.     Fair Value Measurements
Financial Assets
The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$106,934	$—	$—	$106,934

	2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,819	$—	$—	$60,819

Derivative Tranche Liability
The following table presents the derivative tranche liability (see Note 9) carried at fair value on a recurring basis as of December 31, 2025 (in thousands) in accordance with the ASC 820 hierarchy and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. There was no derivative tranche liability as of December 31, 2024.

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$44,760	$44,760
The derivative tranche liability is valued using a Monte Carlo simulation model, which uses certain assumptions, including annual volatility. The range of volatilities of comparable public companies utilized was 49.0% - 131.3% as of December 31, 2025. The volatility utilized in the Monte Carlo option-pricing model was determined by using the 75th percentile. The following table presents the assumptions used to determine the fair value of the derivative tranche liability for the issuance date, September 11, 2025, and as of December 31, 2025:

	September 11, 2025	December 31, 2025
Expected volatility	73.0%	96.0%
Risk-free interest rate	3.53%	3.42%
Expected term (in years)	1.33	1.03
Probability of achieving specified conditions	25.0%	25.0%
Share price	$2.78	$6.13
The following table provides a roll-forward of the aggregate fair value of the derivative tranche liability categorized with Level 3 inputs (in thousands):

Balance as of December 31, 2024	$—
Issuance	14,930
Change in fair value	29,830
Balance as of December 31, 2025	$44,760
The non-cash change in fair value of the derivative tranche liability was primarily due to the increase in the price per share of the Company’s common stock from the issuance date to December 31, 2025.

The carrying amounts reflected in the consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.
4.     Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Prepaid research and development	$1,504	$979
Prepaid insurance costs	559	591
Software and subscriptions	402	337
Variable lease expenses	270	118
Unbilled receivable	155	—
Federal R&D tax credit receivable	—	108
Other	342	211
Prepaid expenses and other current assets	$3,232	$2,344
5.     Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,106	4,078
Computer and software	938	969
Furniture and fixtures	524	524
Total property and equipment	10,086	10,089
Less: accumulated depreciation and amortization	(7,747)	(6,231)
Property and equipment, net	$2,339	$3,858
During the years ended December 31, 2025 and 2024, title of a finance lease ROU asset for laboratory equipment with cost totaling $0.5 million and $0.3 million, respectively, transferred to the Company. The laboratory equipment had accumulated depreciation of $0.2 million and $0.2 million, respectively. The Company incurred depreciation and amortization expense of $1.6 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense for the years ended December 31, 2025 and 2024 includes nominal finance lease ROU asset amortization. During the year ended December 31, 2025, the Company vacated the Boulder, Colorado lease location (see Note 7). As a result, the Company sold laboratory equipment with a net book value of $0.3 million and recognized a nominal loss on the sale.
6.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Employee compensation and benefits	$2,642	$3,111
External R&D expenses	1,828	524
Professional fees	1,073	661
Other	89	537
Accrued expenses and other current liabilities	$5,632	$4,833

7.     Commitments and Contingencies
Operating Leases
Cambridge and Watertown Leases
The Company currently leases approximately 30,000 square feet of office and laboratory space in Cambridge, Massachusetts (the “Cambridge Lease”). The Cambridge Lease was originally set to expire on June 30, 2027.
On December 22, 2025, the Company entered into an amendment to the Cambridge Lease, which provided for rent abatements and refunds and accelerated the termination of the lease to the date thirty days after the commencement of the Watertown Lease (as defined below). The amendment did not result in the Company relinquishing control of the leased premises until the revised termination date.
Concurrently, on December 22, 2025, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory and office space in Watertown, Massachusetts (the “Watertown Lease”) with an affiliate of the Cambridge lessor. The Watertown Lease will commence upon delivery of the premises and availability for use (the “Watertown Lease Commencement Date”), which is contractually targeted to occur approximately 180 days following execution. The initial lease term extends through June 30, 2030.
The Cambridge Lease amendment and the Watertown Lease were negotiated contemporaneously as part of a coordinated relocation transaction with affiliated lessors. Accordingly, the Company combined the arrangements for accounting purposes under ASC 842 and determined that the combined contract contains two separate lease components: (i) the modified Cambridge Lease and (ii) the Watertown Lease. The total consideration of the combined contract, including contractual Watertown rent, the lease modification fee (as described below) and rent refunds, was allocated to each lease component based on relative standalone prices at the effective date of the modification.
As a result of the modification, the Company remeasured the Cambridge Lease right-of-use asset and lease liability to zero and $1.1 million, respectively, and recorded a gain of approximately $0.3 million during the year ended December 31, 2025, reflecting the net impact of the remeasurement based on the allocated consideration. The gain is included within general and administrative expense and research and development expense in the consolidated statement of operations and comprehensive loss as $0.1 million and $0.2 million, respectively.
In connection with the relocation transaction, the Company agreed to pay a lease modification fee of approximately $2.1 million, payable in installments commencing after the Company relinquishes control of the Cambridge premises. The portion of the modification fee allocated to the Cambridge Lease was included in the remeasurement described above, and the remainder was allocated to the Watertown Lease component.
As of December 31, 2025, the Watertown Lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized for that lease component. The Watertown Lease includes an initial rent-free period of approximately 18 months. It also provides for the use of certain lessor-owned laboratory equipment during the lease term which will be accounted for as a lease incentive related to the Watertown Lease and will reduce the right-of-use asset upon lease commencement.
The Watertown Lease includes an option to extend the lease term for an additional five-year period at market rates. The Company will determine the appropriate incremental borrowing rate and recognize the related right-of-use asset and lease liability upon commencement.
Boulder Lease
The Company currently leases approximately 5,300 square feet of office and lab space in Boulder, Colorado (the “Boulder Lease”). The Boulder Lease is a five-year lease that commenced on September 1, 2023 and expires on September 30, 2028. As the rate implicit for the Boulder Lease was not readily determinable, the Company used its incremental borrowing rate of 7.12% as of the commencement date. At commencement of the Boulder Lease, the Company recorded $1.4 million of operating ROU assets, $0.2 million of current operating lease liabilities and $1.2 million of non-current operating lease liabilities.
During the year ended December 31, 2025, the Company vacated its Boulder, Colorado facility. The Company is currently pursuing sublease opportunities for the space. During the year ended December 31, 2025, it was determined that the market rate for similar space is less than the rate the Company is paying under the Boulder Lease. As a result, the Company recognized in the consolidated statement of operations an impairment charge of $0.5 million related to the right of use (“ROU”) asset during the year ended December 31, 2025. As of December 31, 2025, the Company had $0.4 million of ROU assets, $0.3 million of current operating lease liabilities and $0.6 million of non-current operating lease liabilities related to the Boulder Lease.
The table below summarizes the Company’s operating lease costs for the years ended December 31, 2025 and 2024 (in thousands except for lease terms and borrowing rates):

	2025	2024
Lease cost
Operating lease cost	$2,392	$2,436
Short-term lease cost	56	54
Variable lease expense	1,377	1,362
Total lease cost	$3,825	$3,852
Other information
Operating cash flows used for operating leases	$3,463	$3,390
Weighted-average remaining lease term in years	3.7	2.7
Weighted-average incremental borrowing rate	6.87%	6.72%
Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$336
2027	648
2028	581
2029	329
2030	167
Total lease payment	2,061
Less: amount representing imputed interest	(87)
Total future minimum lease obligations	$1,974
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
8.     Collaboration and License Agreements
In-License Agreements
Children’s Medical Center Corporation
In April 2018, the Company entered into a development and license agreement (the “CMCC Agreement”) with Children’s Medical Center Corporation (“CMCC”). The CMCC Agreement allows the Company to use CMCC’s proprietary intellectual property to conduct research, development and commercialization of products utilizing CMCC’s proprietary intellectual property in return for specified payments. The proprietary intellectual property licensed pursuant to this agreement is related to certain legacy programs the Company is not pursuing, which were subsequently sublicensed to Fulcrum Therapeutics, Inc. (“Fulcrum”), as described below. As part of the CMCC Agreement, the Company issued a total of 15,123 shares of common stock to CMCC and its affiliates based on the fair value of the common stock on the date of issuance.
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the years ended December 31, 2025 and 2024 under the CMCC Agreement and recorded the amounts in R&D expense in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2025, the Company received a $0.6 million milestone payment pursuant to the Fulcrum Agreement, which is in part, a sublicense of rights granted to the Company under the CMCC Agreement. For the year ended December 31, 2025, the Company incurred a ten percent sublicense fee on the $0.6 million Fulcrum milestone under the CMCC Agreement. No such sublicense fee was incurred during the year ended December 31, 2024.
The Company re-evaluates the likelihood of achieving future milestones at the end of each reporting period. As of December 31, 2025, the Company determined that the likelihood of achieving future milestones was not probable.
Whitehead Institute for Biomedical Research
In October 2019, the Company entered into a patent license agreement (as subsequently amended, the “Whitehead Agreement”) with the Whitehead Institute for Biomedical Research (“Whitehead”). Under the Whitehead Agreement, the Company was granted a worldwide, royalty-bearing, sublicensable license under certain patent rights owned or controlled by Whitehead. Upon entering into the Whitehead Agreement, the Company paid an initial $0.1 million license issuance fee, and has paid de minimis additional fees in connection with subsequent amendments to the Whitehead Agreement. The Company is obligated to pay annual license maintenance fees for the term of the Whitehead Agreement. In addition, the Company is obligated to pay certain filing, prosecution and maintenance fees with respect to certain patent rights licensed.
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
The Company incurred fees of $0.2 million and $0.3 million under the Whitehead Agreement during the years ended December 31, 2025 and 2024, respectively.
Out-License Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. In the event that Fulcrum achieves certain development and commercial milestones, Fulcrum is obligated to pay the Company milestone payments ranging from $0.6 million to $20.0 million depending on the product developed and milestone achieved. In addition, under the Fulcrum Agreement there are potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, Fulcrum, is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price.
During the year ended December 31, 2025, the Company received variable consideration of $0.6 million related to a milestone payment which, as of the effective date of the Fulcrum Agreement, was included in the transaction price and fully constrained. For the year ended December 31, 2025, the Company recognized $0.6 million as research and collaboration revenue. No such research and collaboration revenue was recorded under the Fulcrum agreement during the year ended December 31, 2024.
All variable consideration is remeasured and reassessed each reporting period. As of and for the years ended December 31, 2025 and 2024, the Company determined all other remaining variable consideration was fully constrained.

Collaborative Arrangement
Eli Lilly and Company
In July 2023, the Company executed a Material Transfer Agreement (as amended, the “MTA”) with Eli Lilly and Company (“Eli Lilly”). As part of the MTA, the Company and Eli Lilly agreed to perform R&D activities to generate up to three antisense oligonucleotides (“ASOs”) in accordance with a prescribed work plan. As of December 31, 2025, the Company had completed all of the R&D activities allocated to it under the work plan and the MTA had expired in accordance with its terms. The Company evaluated the MTA under ASC Topic 808, Collaborative Arrangements and concluded that it is a collaboration arrangement. The Company and Eli Lilly jointly oversaw the R&D activities under the MTA. In addition, both parties were exposed to significant risks and potential rewards under the MTA. During the years ended December 31, 2025 and 2024, the Company recorded $0.1 million and $0.5 million, respectively, as a reduction in R&D expense in the consolidated statement of operations and comprehensive loss as a result of the earned R&D reimbursement from Eli Lilly. Additionally, the Company had no deferred liability balance as of December 31, 2025 and a de minimis liability as of December 31, 2024.
Research and Collaboration Agreements
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and reimbursed the Company for certain research activities. In November 2025, BioMarin provided notice of its election to terminate the BioMarin Agreement, which termination became effective in February 2026.
The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $3.8 million. The work was performed during 2024 and 2025 and revenue was recognized over time based upon a cost-to-cost method. During the years ended December 31, 2025, and 2024 the Company recognized $2.9 million and $0.7 million, respectively, in collaboration revenue under the BioMarin Agreement. Additionally, the Company recognized deferred revenue of $0.3 million on the consolidated balance sheet as of December 31, 2024 and none as of December 31, 2025.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the year ended December 31, 2025, the Company determined the variable consideration was fully constrained. Following the termination of the BioMarin Agreement, the Company does not expect to receive any additional variable consideration.
GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”)
In December 2025, the Company entered into a Research, Collaboration and License Agreement (the “GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”). Under the terms of the GSK Agreement, GSK paid the Company a one-time, nonrefundable upfront payment of $17.5 million. In addition, the Company is eligible to receive up to $440.0 million in development and commercial milestone payments, subject to achievement of specified criteria, as well as tiered royalties on annual net sales of licensed products ranging from the low- to mid-single digits during a defined royalty term for each licensed product. The GSK Agreement may be terminated in its entirety or on a Collaboration Target-by-Collaboration Target basis (as defined in the GSK Agreement) for convenience by GSK and may also be terminated by either the Company or GSK under certain other circumstances, including material breach, as set forth in the GSK Agreement. The term of the GSK Agreement continues on a country-by-country and product-by-product basis until the expiration of the applicable royalty term, unless terminated earlier in accordance with its terms.
The Company assessed this arrangement in accordance with ASC 606 and concluded that GSK is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to GSK, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $17.5 million. The work is expected to begin in 2026 and revenue will be recognized over time based upon a cost-to-cost method. There was no collaboration revenue under the GSK Agreement recognized during the year ended December 31, 2025. Additionally, the Company recognized a contract liability in short-term deferred revenue of $9.4 million and long-term deferred revenue of $8.1 million on the consolidated balance sheet as of December 31, 2025 related to the upfront payment.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which is fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the year ended December 31, 2025, the Company determined the variable consideration was fully constrained.
9.     Derivative Tranche Liability
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
The obligation to issue and purchase securities was concluded to be a forward contract derivative liability and was measured at fair value using a probability weighted model at the issuance date. The initial fair value (Level 3) of the forward contract was $14.9 million and was recorded as a derivative tranche liability. For the year ended December 31, 2025, the derivative tranche liability was remeasured to $44.8 million with a change in fair-value of $29.8 million recorded in the consolidated statements of operations and comprehensive loss.
10.     Stockholders’ Equity
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
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of December 31, 2025, no shares of preferred stock were outstanding.
Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of December 31, 2025, no cash dividends have been declared or paid.
Recent Equity Financings - Private Placement
The Initial Closing of the Private Placement occurred on September 11, 2025. At the Initial Closing, the Company issued and sold 26,681,053 shares of the Company’s common stock priced at $1.53 per share to certain investors, some of which were affiliated with directors of the Company, and 36,361 shares of common stock priced at $1.65 to directors, management and consultants of the Company (collectively, the “Shares”). In lieu of common stock, certain investors were sold pre-funded warrants to purchase 6,003,758 shares of common stock (the “Warrant Shares,” and together with the Shares, the “Securities”) at an offering price of $1.5299 per pre-funded warrant. Gross proceeds to the Company totaled $50.1 million before deducting $3.3 million of placement agent fees and other expenses.
The pre-funded warrants in the Initial Closing, and those that may be issued in the conditional Second Closing, have an exercise price of $0.0001 per Warrant Share, subject to customary adjustments, will be exercisable at any time after original issuance, will not expire until exercised in full, and will be exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.
In connection with the Private Placement, on November 3, 2025, the Company filed an initial registration statement on Form S-3 (the “Initial Registration Statement”) with the SEC, which subsequently became effective, to register for resale the Shares and, as applicable, the Warrant Shares, issued in the Initial Closing. If applicable, within 30 days of the Second Closing and subject to certain allowable delays, the Company will prepare and file a second registration statement (the “Second Registration Statement”) with the SEC to register for resale the shares and, as applicable, the warrant shares, in each case that are issued in connection with the Second Closing. The Company will use reasonable best efforts to cause any Second Registration Statement and any amendments thereto to promptly become effective, but in no event later than the earlier of (i) the 75th calendar day following any Second Registration Statement filing date and (ii) the fifth business day after the date the Company is notified by the SEC that any Second Registration Statement, as applicable, will not be “reviewed” or will not be subject to further review.
The Company concluded that the pre-funded warrants issued in the Initial Closing met the conditions to be classified as equity instruments.
Recent Equity Financings - Registered Underwritten Offering
On November 10, 2025, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which subsequently became effective. Pursuant to the Shelf Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, warrants or debt securities.
Pursuant to the Shelf Registration Statement, on December 18, 2025, the Company entered into an underwriting agreement with Leerink Partners relating to an offering of 5,000,000 shares of its common stock at an offering price of $6.00 per share. The closing took place on December 19, 2025 and gross proceeds from the offering were $30.0 million, before deducting $1.9 million in issuance costs.
At-the-Market Sales Agreement
In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, as sales agent, pursuant to which it may issue and sell shares of its common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, the Company will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of its common stock. The Company is not obligated to make any sales of shares of its common stock under the Sales Agreement. During the year ended December 31, 2025, the Company did not issue any shares of its common stock under the Sales Agreement.

Reserved Shares
As of December 31, 2025, the Company has reserved the following shares of common stock for future issuance:

Shares issuable upon settlement of derivative tranche liability in the Private Placement	32,681,866
Pre-funded warrants outstanding	6,003,758
Stock options outstanding	4,383,641
Shares reserved for future issuance under the 2024 Equity Incentive Plan and ESPP	854,553
Warrant outstanding	142
Total	43,923,960
11.     Stock-Based Compensation
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
Awards granted under the 2024 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms. The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 Plan, an additional 604,832 shares of common stock were added to the number of shares reserved for issuance under the 2024 Plan, effective January 1, 2025. As of December 31, 2025, there were 438,640 shares of common stock reserved and available for issuance pursuant to the 2024 Plan. On January 1, 2026, 2,595,130 shares of common stock were added and were available for grant under the 2024 Plan.

2024 Employee Stock Purchase Plan
In October 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective in connection with the Company’s IPO. The 2024 ESPP initially reserved 214,303 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (2) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. Pursuant to the terms of the 2024 ESPP, an additional 201,610 shares of common stock were added to the number of shares reserved for issuance under the 2024 ESPP, effective January 1, 2025. As of December 31, 2025, there were 415,913 shares of common stock reserved and available for issuance pursuant to the 2024 ESPP. On January 1, 2026, 519,026 shares of common stock were added and were available for grant under the 2024 ESPP.

The 2024 ESPP permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable offering period, whichever is lower. Purchase dates under the 2024 ESPP occur on or about January 1 and July 1 each year. On January 1, 2026, employees of the Company purchased an aggregate of 15,562 shares under the 2024 ESPP.

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

Stock Option Activity
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Expected volatility	86.25%	97.20%
Risk-free interest rate	3.93%	3.98%
Expected dividend yield	0%	0%
Expected term (in years)	6.65	5.99
The weighted average fair value of stock options granted during the years ended December 31, 2025 and 2024 was $4.41 and $8.09 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was de minimis and $6.6 million, respectively.
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
The following table summarizes stock option activity for the year ended December 31, 2025 (in thousands, except share and per share amounts):

	Number of outstanding options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
Balance as of December 31, 2024	2,119,425	$7.87	7.98	$751
Granted	2,501,696	$5.09
Forfeited/Cancelled	(213,352)	$6.26
Exercises	(24,128)	$2.12		$45
Balance as of December 31, 2025	4,383,641	$6.39	8.37	$3,308
Vested and expected to vest as of December 31, 2025	4,383,641	$6.39	8.37	$3,308
Exercisable as of December 31, 2025	1,624,775	$7.11	6.66	$1,255
The Company recorded stock-based compensation expense related to stock options of $4.0 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $11.8 million of unrecognized stock option stock-based compensation expense which is expected to be recognized over a weighted average period of 2.6 years.
A summary of restricted stock award activity for the year ended December 31, 2025 is a follows:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2024	15,943	$1.75
Vested	(15,943)	$1.75
Unvested as of December 31, 2025	—	$—

All restricted common stock awards were initially issued at a price determined to be fair value on the date of grant. The Company recognizes forfeitures as they occur. As of December 31, 2025, all outstanding restricted common stock awards were fully vested. The fair value of shares that vested during each of the years ended December 31, 2025 and 2024 was nominal.
The following table presents the classification of stock-based compensation expense for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
R&D	$1,986	$1,876
G&A	2,012	2,156
Total	$3,998	$4,032
The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.
12.     Employee Benefit Plan
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
For each of the years ended December 31, 2025 and 2024, the Company made matching contributions of $0.3 million.
13.     Income Taxes
For the years ended December 31, 2025 and 2024, no income tax expense was recorded due to the Company’s net operating loss (“NOL”) and full valuation allowance. The Company’s effective tax rate of zero differs from the U.S. statutory tax rate of 21% primarily because of the valuation allowance maintained against the Company’s net deferred tax assets. A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2025 and 2024:

	2025		2024
Income tax computed at federal statutory rate	$16,886	21%	$10,876	21%
Foreign Tax Effects	(164)	0.20	(69)	0.13
Effect of Cross-Border Tax Laws	231	(0.29)	—	—
Non-Deductible Items
Change In Warrant Liability	6,264	(7.79)	—	—
Other Adjustments	554	(0.69)	460	(0.89)
Tax Credits	(2,280)	2.84	(1,516)	2.93
Changes In Valuation Allowance	12,281	(15.27)	12,001	(23.17)
Total Tax Expense	$—	0.00%	$—	0.00%

The Company’s net deferred tax assets as of December 31, 2025 and 2024, consisted of the following (in thousands):

	2025	2024
Deferred tax assets:
NOLs	$33,794	$27,667
Capitalized R&D costs	15,389	22,059
R&D credits	12,269	9,299
Operating lease liabilities	450	2,307
Capitalized Sec. 59(e) R&D expenditures	7,296	1,833
Cash basis adjustment	4,514	1,083
Other	2,534	2,326
Total gross deferred tax assets	76,246	66,574
Deferred tax liabilities:
Operating lease ROU assets	(106)	(1,653)
Total gross deferred tax liabilities	(106)	(1,653)
Net deferred tax assets	76,140	64,921
Valuation allowance	(76,140)	(64,921)
Net deferred tax asset less valuation allowance	$—	$—
As of December 31, 2025 and 2024, the Company had U.S. federal NOL carryforwards of $117.1 million and $102.3 million, respectively, which may be available to offset future income tax liabilities. Of the $117.1 million carryforwards, approximately $4.8 million will begin to expire in 2036 and approximately $112.3 million are carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of $139.2 million and $97.6 million, respectively, which will begin to expire in 2036.
As of December 31, 2025 and 2024, the Company had U.S. federal R&D tax credit carryforwards of $9.0 million and $6.7 million, respectively, which begin to expire in 2036. As of December 31, 2025 and 2024, the Company had state R&D tax credit carryforwards of $4.2 million and $3.3 million, respectively, which begin to expire in 2036. As of December 31, 2025 and 2024, the Company had capitalized R&D costs of $15.4 million and $22.1 million, respectively, as required by the Tax Cuts and Jobs Act of 2017. With the passage of the One Big Beautiful Bill Act, companies are permitted to immediately expense domestic R&D costs. The One Big Beautiful Bill Act still requires the capitalization of Foreign R&D costs, and the Company has continued to capitalize these costs as required.

Future realization of the tax benefits of existing temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $11.2 million and $15.3 million, respectively, due to the increase in the deferred tax assets by the same amount, primarily due to increases in the NOL carryforwards, capitalized R&D costs and R&D tax credit carryforwards.
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
The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred as of December 31, 2025. An ownership change would restrict its ability to use its NOLs or tax credit carryforwards and could require the Company to pay U.S. federal or state income taxes earlier than would be required if such limitation were not in effect.

For the year ended December 31, 2025, the Company generated research credits and has conducted a study to document the qualified activities through year end December 31, 2024. This resulted in an overall increase of $1.3 million to the Company’s R&D credit carryforwards and valuation allowance through December 31, 2024.

14.     Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: R&D, which engages in the business of developing a new class of RNA-based therapeutics to treat a broad range of genetic diseases. The Company's operations are primarily in the United States.

The Company’s CODM is its Chief Executive Officer. The CODM uses net loss, as reported on the Company’s consolidated statement of operations and comprehensive loss, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented. The following table provides the revenue and significant and other segment expenses for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Revenue	$3,498	$652
Less: Significant segment expenses
Personnel-related expenses	20,506	20,299
Clinical and preclinical expenses	17,322	18,049
Facilities-related and overhead	7,734	7,625
Professional and consulting fees	7,660	5,984
Corporate expenses	1,678	1,175
Impairment of right-of-use asset	494	—
Travel and entertainment	659	608
Plus: Other segment (loss) income	(27,848)	1,297
Segment net loss	$(80,403)	$(51,791)

Other segment income includes total other income, net on the consolidated statements of operations.

15.     Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	2025	2024
Numerator:
Net loss attributable to common stockholders	$(80,403)	$(51,791)
Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	30,380,567	4,690,094
Net loss per share attributable to common stockholders, basic and diluted	$(2.65)	$(11.04)
__________________________________________________________________________
(1) Weighted-average common shares outstanding for the year ended December 31, 2025 includes 6,003,758 of common shares issuable upon the exercise of pre-funded warrants issued in the Initial Closing.
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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	2025	2024
Shares issuable upon settlement of derivative tranche liability in Private Placement	32,681,866	—
Stock options outstanding	4,383,641	2,119,425
Restricted stock vesting	—	15,943
Warrant outstanding	142	142
	37,065,649	2,135,510
16.     Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For the years ended December 31, 2025 and 2024, the Company recognized R&D expense totaling $0.2 million and $0.3 million, respectively, related to work performed under the founder agreements. The Company had no amount due to the founders at both December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense totaling $0.1 million and less than $0.2 million, related to consulting agreements, respectively.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. For the years ended December 31, 2025 and 2024, the Company recognized G&A expense totaling $0.1 million and $0.1 million, respectively, related to work performed under the consulting agreement. The Company had no amount due to the consultant at both December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense totaling $0.1 million and less than $0.2 million, respectively, related to the consulting agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On December 22, 2025, Josh Mandel-Brehm, our chief executive officer and a member of our board of directors, adopted a trading plan intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. Pursuant to this plan, Mr. Mandel-Brehm may sell up to 163,414 shares of our common stock received upon the settlement of awards granted to Mr. Mandel-Brehm as equity incentive compensation beginning on March 23, 2026, subject to the terms of the plan. The plan will terminate on or prior to March 23, 2027.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
For a list of the consolidated financial statements and report of Independent Registered Public Accounting Firm (PCAOB ID:42) included herein, see Index to Consolidated Financial Statements on page 108 of this Annual Report, which is incorporated into this Item by reference.
Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation	8-K	001-423665	10/15/2024	3.1
3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation	8-K	001-423665	10/15/2024	3.2
4.1	Description of Registered Securities					X
4.2	Third Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 3, 2022	S-1	333-282241	9/20/2024	4.1
4.3	Warrant to Purchase Stock, by and between Silicon Valley Bank and CAMP4 Therapeutics Corporation (f/k/a Marauder Therapeutics, Inc.), dated January 4, 2017	S-1	333-282241	9/20/2024	4.2
4.4	Form of Pre-Funded Warrant	8-K	001-423665	9/10/2025	4.1
10.1+	Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of October 23, 2019	S-1	333-282241	9/20/2024	10.1
10.2+	First Amendment to Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of December 14, 2021	S-1	333-282241	9/20/2024	10.2
10.3+	Second Amendment to Patent License Agreement by and between CAMP4 Therapeutics Corporation and the Whitehead Institute for Biomedical Research, dated as of November 7, 2023	S-1	333-282241	9/20/2024	10.3
10.4#	CAMP4 Therapeutics Corporation Amended and Restated 2016 Stock Option and Grant Plan, as amended, and form of award agreements thereunder	S-1	333-282241	9/20/2024	10.4
10.5#	CAMP4 Therapeutics Corporation 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.5
10.6#	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.6
10.7#	Form of Incentive Stock Option Award Agreement under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.7
10.8#	Form of Non-Qualified Stock Option Award Agreement under the 2024 Equity Incentive Plan	S-1/A	333-282241	10/7/2024	10.8

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith
10.9#	Amended and Restated Employment Agreement by and between CAMP4 Therapeutics Corporation and Josh Mandel-Brehm, dated October 3, 2024	S-1/A	333-282241	10/7/2024	10.9
10.10#	CAMP4 Therapeutics Corporation 2024 Employee Stock Purchase Plan	S-1/A	333-282241	10/7/2024	10.10
10.11#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-282241	9/26/2024	10.11
10.12#	CAMP4 Therapeutics Corporation Severance and Change in Control Plan	S-1/A	333-282241	10/7/2024	10.12
10.13#	CAMP4 Therapeutics Corporation Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-423665	5/13/2025	10.1
10.14	Lease Agreement by and between CAMP4 Therapeutics Corporation and ARE-MA Region 59, LLC, dated October 3, 2019	S-1	333-282241	9/20/2024	10.14
10.15	First Amendment to Lease by and between CAMP4 Therapeutics Corporation and ARE-MA Region 59, LLC, dated December 22, 2025					X
10.16	Lease by and between CAMP4 Therapeutics Corporation and BCSP Pearl East Property LLC, dated January 3, 2023	S-1	333-282241	9/20/2024	10.15
10.17	Securities Purchase Agreement, dated September 9, 2025, by and among CAMP4 Therapeutics Corporation and the investors party thereto	8-K	001-423665	9/10/2025	10.1
10.18	Registration Rights Agreement, dated September 9, 2025, by and among CAMP4 Therapeutics Corporation and the investors party thereto	8-K	001-423665	9/10/2025	10.2
10.19	Sales Agreement, dated November 10, 2025, by and between CAMP4 Therapeutics Corporation and Leerink Partners LLC	S-3	333-291432	11/10/2025	1.2
10.20+	Research, Collaboration and License Agreement, dated December 17, 2025, by and between CAMP4 Therapeutics Corporation and GlaxoSmithKline Intellectual Property (No. 3) Limited					X
10.21	Lease Agreement, dated December 22, 2025, by and between CAMP4 Therapeutics Corporation and ARE-MA Region No. 75, LLC					X
10.22#	Form of Inducement Option Award Agreement					X
19.1	Amended and Restated Insider Trading Policy	10-Q	001-423665	8/14/2025	19.1
21.1	List of Subsidiaries of CAMP4 Therapeutics Corporation	S-1	333-282241	9/20/2024	21.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed/Furnished Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	CAMP4 Therapeutics Corporation Policy for Recoupment of Incentive Compensation	S-1/A	333-282241	10/7/2024	10.16
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

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

Date: March 5, 2026

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

Signature	Title	Date

/s/ Josh Mandel-Brehm	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026

Josh Mandel-Brehm

/s/ Kelly Gold	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2026

Kelly Gold

/s/ Douglas Williams	Director and Chair	March 5, 2026
Douglas Williams, PhD

/s/ Michael Higgins	Director	March 5, 2026
Michael Higgins

/s/ Steven Holtzman	Director	March 5, 2026
Steven Holtzman

/s/ Amir Nashat	Director	March 5, 2026
Amir Nashat, ScD

/s/ Andrew Schwab	Director	March 5, 2026
Andrew Schwab

/s/ Murray Stewart	Director	March 5, 2026
Murray Stewart, DM FRCP

/s/ Richard Young	Director	March 5, 2026
Richard Young, PhD