Form 10-Q
period 2026-03-31
Camp4 Therapeutics Corp
filed 2026-05-07
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________
Commission File Number: 001-42365
_________________________________________________________________
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
As of May 6, 2026, there were 51,925,800 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about the following:
•the initiation, timing, progress, results and costs of our research and development (“R&D”) programs and of our current and future preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, as well as the period during which the results of the trials are expected to become available;
•the timing of our planned regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our current and future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, any of our product candidates;
•our ability to obtain and maintain the benefits of regulatory designations, including orphan drug designation, for our product candidates;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$99,209	$109,517
Restricted cash, current portion	730	1,346
Prepaid expenses and other current assets	2,258	3,232
Total current assets	102,197	114,095
Restricted cash, net of current portion	894	894
Property and equipment, net	1,927	2,339
Operating lease right-of-use assets	363	397
Other assets	76	83
Total assets	$105,457	$117,808
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$863	$182
Accrued expenses and other current liabilities	4,302	5,659
Current portion of deferred revenue	11,075	9,387
Operating lease liabilities, current portion	384	286
Total current liabilities	16,624	15,514
Deferred revenue, net of current portion	5,215	8,113
Operating lease liabilities, net of current portion	1,738	1,688
Derivative tranche liability	50,948	44,760
Other long-term liabilities	30	29
Total liabilities	74,555	70,104
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 175,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 51,925,800 and 51,902,614 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	341,383	339,854
Accumulated deficit	(310,487)	(292,156)
Total stockholders’ equity	30,902	47,704
Total liabilities and stockholders’ equity	$105,457	$117,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Research and collaboration revenue	$1,294	$858
Operating Expenses:
Research and development	10,160	10,146
General and administrative	4,205	3,812
Total operating expenses	14,365	13,958
Loss from operations	(13,071)	(13,100)
Other (expense) income, net:
Interest income	910	588
Change in fair value of derivative tranche liability	(6,188)	—
Other income	18	79
Total other (expense) income, net	(5,260)	667
Net loss	$(18,331)	$(12,433)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.62)
Weighted-average shares of common stock outstanding, basic and diluted	57,923,674	20,152,872

Net loss attributable to common stockholders	$(18,331)	$(12,433)
Other comprehensive income (loss)	—	—
Total comprehensive loss	$(18,331)	$(12,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2025	51,902,614	$6	$339,854	$(292,156)	$47,704
Issuance of common stock under employee stock purchase plan	15,562	—	18	—	18
Stock option exercises	7,624	—	39	—	39
Stock-based compensation expense	—	—	1,472	—	1,472
Net loss	—	—	—	(18,331)	(18,331)
Balance as of March 31, 2026	51,925,800	$6	$341,383	$(310,487)	$30,902

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2024	20,145,129	$2	$274,895	$(211,753)	$63,144
Issuance of common stock	1	—	—	—	—
Vesting of restricted common stock	11,666	—	—	—	—
Stock-based compensation expense	—	—	861	—	861
Net loss	—	—	—	(12,433)	(12,433)
Balance as of March 31, 2025	20,156,796	$2	$275,756	$(224,186)	$51,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(18,331)	$(12,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	421
Stock-based compensation expense	1,472	861
Change in fair value of derivative tranche liability	6,188	—
Non-cash lease expense	34	475
Non-cash interest expense	1	111
Change in operating assets and liabilities:
Prepaid expenses and other current assets	974	(7)
Accounts payable	592	175
Accrued expenses and other liabilities	(1,369)	(2,786)
Deferred revenue	(1,210)	(385)
Operating lease liabilities	148	(718)
Net cash used in operating activities	(10,981)	(14,286)
Investing activities
Purchases of property and equipment	—	(279)
Net cash used in investing activities	—	(279)
Financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	57	—
Principal payments on finance leases	—	(36)
Principal payments on financing obligation	—	(115)
Net cash provided by (used in) financing activities	57	(151)
Net change in cash, cash equivalents, and restricted cash	(10,924)	(14,716)
Cash, cash equivalents and restricted cash at beginning of period	111,757	65,663
Cash, cash equivalents and restricted cash at end of period	$100,833	$50,947
Supplemental disclosures of cash flow information:
Finance lease right-of-use asset converted to fixed asset	$—	$70
Purchase of property and equipment in accounts payable and accrued expenses	$102	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Basis of Presentation and Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows for the interim periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative standards of U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). This report should be read in conjunction with the audited consolidated financial statements in the Company’s 2025 Form 10-K.
These condensed consolidated financial statements include CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those described in the Company’s 2025 Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
Private Placement
On September 9, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors pursuant to which the Company agreed to sell certain securities, in up to two closings in a private placement transaction (the “Private Placement”). The initial closing of the Private Placement occurred on September 11, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 26,717,414 shares of the Company’s common stock and 6,003,758 pre-funded warrants for net cash proceeds of $46.7 million, after deducting $3.3 million in issuance costs and legal fees (see Notes 2 and 6).
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
Liquidity
As of March 31, 2026, the Company had approximately $99.2 million in cash and cash equivalents and working capital of approximately $85.6 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of March 31, 2026, the Company had an accumulated deficit of $310.5 million. During the three months ended March 31, 2026, the Company incurred a net loss of $18.3 million and had negative cash flows from operating activities of $11.0 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.
From inception to March 31, 2026, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including the Underwritten Offering, the Initial Closing of the Private Placement, and its initial public offering (“IPO”), as well as through revenues from its license and collaboration agreements. The Company expects that its cash and cash equivalents as of March 31, 2026 will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements are issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures in the accompanying notes. The Company bases its estimates, assumptions, and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying condensed consolidated financial statements, including revenue recognition, stock-based compensation expense, accrued expenses, research and development expenses and related prepaid and accrued expenses, derivative tranche liability, lease accounting, and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying condensed consolidated financial statements under different assumptions or conditions.
Restricted Cash
In connection with its operating leases, the Company is required to maintain security deposits, which were issued in the form of letters of credit with a bank. As of March 31, 2026 and December 31, 2025, the Company held cash in this amount in a separate restricted bank account as collateral for the letters of credit. As of March 31, 2026 and December 31, 2025, the Company maintained $1.6 million and $2.2 million of restricted cash, respectively. Of the $1.6 million held as of March 31, 2026, $0.7 million is classified as short-term as the related restrictions are expected to lapse within the next 12 months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the corresponding amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$99,209	$109,517
Restricted cash, current portion	730	1,346
Restricted cash, net of current portion	894	894
Total cash, cash equivalents, and restricted cash	$100,833	$111,757
Derivative Tranche Liability
The Private Placement includes a right provided to the participating investors to purchase the Company’s securities in two tranches. The second tranche was determined to be a freestanding instrument and accounted for as derivative tranche liability within the condensed consolidated balance sheet. The derivative tranche liability was recorded at its fair value on issuance and is subsequently remeasured at the end of each reporting period, with non-cash changes in fair value recorded in the condensed consolidated statement of operations until settlement.
Recently Issued Accounting Standards
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

2.    Fair Value Measurements
Financial Assets
The following tables present the financial asset instruments carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands) in accordance with the ASC 820 hierarchy.

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$91,832	$—	$—	$91,832

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$106,934	$—	$—	$106,934
Derivative Tranche Liability
The following tables present the derivative tranche liability (see Note 6) carried at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands) and in accordance with the ASC 820 hierarchy and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$50,948	$50,948

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$44,760	$44,760

The derivative tranche liability is valued using a Monte Carlo simulation model which uses certain assumptions, including annual volatility. The range of volatilities of comparable public companies utilized was 43.5% - 125.8% as of March 31, 2026. The volatility utilized in the Monte Carlo option-pricing model was determined using the 75th percentile. The following table presents the assumptions used to determine the fair value of the derivative tranche liability as of March 31, 2026 and as of December 31, 2025:

	March 31, 2026	December 31, 2025
Expected volatility	86.0%	96.0%
Risk-free interest rate	3.65%	3.42%
Expected term (in years)	0.53	1.03
Probability of achieving specified conditions	45.0%	25.0%
Share price	$4.41	$6.13
The following table provides a roll-forward of the aggregate fair value of the derivative tranche liability categorized with Level 3 inputs for the three months ended March 31, 2026 (in thousands):

Derivative Tranche Liability
Balance as of December 31, 2025	$44,760
Change in fair value	6,188
Balance as of March 31, 2026	$50,948
The carrying amounts reflected in the condensed consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values, which approximate their fair values.
3.    Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development	$721	$1,504
Software and subscriptions expense	506	402
Prepaid insurance costs	379	559
Prepaid lease costs	264	270
Unbilled receivable	—	155
Other	388	342
Total prepaid expenses and other current assets	$2,258	$3,232

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,195	4,106
Computer and software	938	938
Furniture and fixtures	524	524
Construction in progress	13	—
Total property and equipment	10,188	10,086
Less: accumulated depreciation and amortization	(8,261)	(7,747)
Total property and equipment, net	$1,927	$2,339
The Company incurred depreciation and amortization expense of $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. For each of the three months ended March 31, 2026 and 2025, depreciation and amortization expense included nominal finance lease right-of-use (“ROU”) asset amortization.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
External R&D expenses	$1,802	$1,828
Employee compensation and benefits	945	2,642
Deferred lease incentive	842	—
Professional fees	539	1,073
Other	174	116
Total accrued expenses and other current liabilities	$4,302	$5,659
4.    Commitments and Contingencies
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
As a result of the modification, the Company remeasured the Cambridge Lease right-of-use asset and lease liability to zero and $1.1 million, respectively, and recorded a gain of approximately $0.3 million during the year ended December 31, 2025, reflecting the net impact of the remeasurement based on the allocated consideration. The gain was included within general and administrative expense and research and development expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 as $0.1 million and $0.2 million, respectively.
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
As of March 31, 2026, the Watertown Lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized for that lease component. The Watertown Lease includes an initial rent-free period of approximately 18 months. It also provides for the use of certain lessor-owned laboratory equipment during the lease term which will be accounted for as a lease incentive related to the Watertown Lease and will reduce the right-of-use asset upon lease commencement.
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
During the year ended December 31, 2025, the Company vacated its Boulder, Colorado facility. The Company is currently pursuing sublease opportunities for the space. During the year ended December 31, 2025, it was determined that the market rate for similar space is less than the rate the Company is paying under the Boulder Lease. As a result, the Company recognized in the consolidated statement of operations an impairment charge of $0.5 million related to the right of use (“ROU”) asset during the year ended December 31, 2025. As of March 31, 2026, the Company had $0.4 million of ROU assets, $0.3 million of current operating lease liabilities and $0.5 million of non-current operating lease liabilities related to the Boulder Lease.

The table below summarizes the Company’s operating lease costs for the three months ended March 31, 2026 and 2025 (in thousands except for lease terms and borrowing rates):

	Three Months Ended March 31,
	2026	2025
Operating lease costs:
Lease expense	$48	$609
Short-term lease expense	14	14
Variable lease expense	370	293
Total operating lease costs	$432	$916
Other information:
Operating cash flows used for operating leases	$56	$1,136
Weighted-average remaining lease term in years	3.6	2.4
Weighted-average incremental borrowing rate	6.84%	6.73%
Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

2026 (nine months remaining)	$253
2027	706
2028	642
2029	392
2030	200
Total lease payments	2,193
Less: amount representing imputed interest	(71)
Total future minimum lease obligations	$2,122
Legal Proceedings
There are no matters currently outstanding for which any liabilities have been accrued or require disclosure.
5.    Collaboration and License Agreements
In-License Agreements
Children’s Medical Center Corporation
In April 2018, the Company entered into a development and license agreement (the “CMCC Agreement”) with Children’s Medical Center Corporation (“CMCC”). The CMCC Agreement allows the Company to use CMCC’s proprietary intellectual property to conduct research, development and commercialization of products utilizing CMCC’s proprietary intellectual property in return for specified payments. The proprietary intellectual property licensed pursuant to this agreement is related to certain legacy programs deprioritized by the Company, which were subsequently sublicensed to Fulcrum Therapeutics, Inc. (“Fulcrum”), as described below. As part of the CMCC Agreement, the Company issued a total of 15,123 shares of common stock to CMCC and its affiliates based on the fair value of the common stock on the date of issuance.
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the three months ended March 31, 2026 and 2025 under the CMCC Agreement and recorded the amounts in R&D expense in the consolidated statement of operations and comprehensive loss.

The Company re-evaluates the likelihood of achieving future milestones under the CMCC Agreement at the end of each reporting period. As of March 31, 2026, the Company determined that the likelihood of achieving future milestones under the CMCC Agreement was not probable.
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
The Company is also obligated to pay potential development milestones to Whitehead of up to $1.9 million upon the achievement of certain specified contingent events. In addition, if the Company successfully commercializes a product under the Whitehead Agreement, it is obligated to pay tiered royalties at percentage rates ranging from less than one percent to the mid-single digits of net sales or of running royalties of net sales, subject to specified reductions, until either the last-to-expire valid claim of a Whitehead patent covering the product or seven years after the first commercial sale, in each case on a product-by-product and country-by-country basis.
The Company incurred de minimis fees under the Whitehead Agreement for each of the three months ended March 31, 2026 and 2025. These fees are recorded in R&D expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
Out-License Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. Under the Fulcrum Agreement, the Company was eligible to receive milestone payments ranging from $0.6 million to $20.0 million upon the achievement of specified development and commercial milestones, depending on the product developed and milestone achieved. The Fulcrum Agreement also provided for potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization. In April 2026, Fulcrum delivered written notice to the Company to terminate the Fulcrum Agreement for convenience. In accordance with the terms of the Fulcrum Agreement, the termination will become effective following the applicable notice period. The Company does not expect to receive any future milestone or royalty payments under the Fulcrum Agreement.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty is a customer. In accordance with ASC 606, the Company determined that there is one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement includes significant variable consideration, primarily in the form of milestone payments, which was fully constrained at the inception of the contract. The sales-based royalty fee qualifies for the royalty constraint exception and does not require an estimate of the future transaction price. The Company did not record any license revenue pursuant to the Fulcrum Agreement for either of the three months ended March 31, 2026 or 2025.

All variable consideration is remeasured and reassessed each reporting period. As of and for the three months ended March 31, 2026 and 2025, the Company determined all remaining variable consideration was fully constrained.

Research and Collaboration Agreements
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and reimbursed the Company for certain research activities. As of March 31, 2026, the BioMarin Agreement has terminated in accordance with its terms.
The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $3.8 million. The work was primarily performed during 2024 and 2025 and revenue was recognized over time based upon a cost-to-cost method. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.9 million, respectively, in collaboration revenue under the BioMarin Agreement.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that GSK is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to GSK, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $17.5 million. Performance of the work plan began in 2026 and revenue will be recognized over time based upon a cost-to-cost method. The Company recognized $1.2 million in collaboration revenue under the GSK Agreement during the three months ended March 31, 2026. Additionally, the Company recognized a contract liability in short-term deferred revenue of $11.1 million and long-term deferred revenue of $5.2 million on the condensed consolidated balance sheet as of March 31, 2026 related to the upfront payment.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which was fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three months ended March 31, 2026, the Company determined the variable consideration was fully constrained.

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
The obligation to issue and purchase securities was concluded to be a forward contract derivative liability and was measured at fair value using a probability weighted model at the issuance date. The initial fair value (Level 3) of the forward contract was $14.9 million and was recorded as a derivative tranche liability and was remeasured to $44.8 million as of December 31, 2025. For the three months ended March 31, 2026, the derivative tranche liability was remeasured to $50.9 million with a change in fair-value of $6.2 million recorded in the condensed consolidated statements of operations and comprehensive loss.
7.    Stockholders’ Equity
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of March 31, 2026, no shares of preferred stock were outstanding.
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

In connection with the Private Placement, on November 3, 2025, the Company filed an initial registration statement on Form S-3 (the “Initial Registration Statement”) with the SEC, which subsequently became effective, to register the Shares for resale and, as applicable, the Warrant Shares, issued in the Initial Closing. If applicable, within 30 days of the Second Closing and subject to certain allowable delays, the Company will prepare and file a second registration statement (the “Second Registration Statement”) with the SEC to register the shares for resale and, as applicable, the warrant shares, in each case that are issued in connection with the Second Closing. The Company will use reasonable best efforts to cause any Second Registration Statement and any amendments thereto to promptly become effective, but in no event later than the earlier of (i) the 75th calendar day following any Second Registration Statement filing date and (ii) the fifth business day after the date the Company is notified by the SEC that any Second Registration Statement, as applicable, will not be “reviewed” or will not be subject to further review.
The Company concluded that the pre-funded warrants issued in the Initial Closing met the conditions to be classified as equity instruments.
At-the-Market Sales Agreement
On November 10, 2025, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which subsequently became effective. Pursuant to the Shelf Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, warrants or debt securities.
In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, as sales agent, pursuant to which it may issue and sell shares of its common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, the Company will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of its common stock. The Company is not obligated to make any sales of shares of its common stock under the Sales Agreement. During the three months ended March 31, 2026, the Company did not issue any shares of its common stock under the Sales Agreement.
8.    Stock-Based Compensation
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
Awards granted under the 2024 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms. The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Company’s Board of Directors on or prior to such date for such year. As of March 31, 2026, there were 3,015,283 shares of common stock reserved and available for issuance pursuant to the 2024 Plan.
During the three months ended March 31, 2026, the Company granted options for the purchase of 28,000 shares of common stock.
The weighted-average assumptions used to estimate the fair value of the stock options granted during the three months ended March 31, 2026 were as follows:

Three months ended March 31, 2026
Expected volatility	84.69%
Risk-free interest rate	3.87%
Expected dividend yield	0%
Expected term (in years)	6.07

During the three months ended March 31, 2026, the weighted average grant-date fair value of options granted was $3.71.
During the three months ended March 31, 2026, employees of the Company purchased an aggregate of 15,562 shares under the 2024 Employee Stock Purchase Plan.
The following table presents the classification of stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$756	$476
General and administrative	716	385
Total	$1,472	$861
The Company has an aggregate of $10.4 million of gross unrecognized stock-based compensation expense as of March 31, 2026, which is expected to be recognized over a weighted average period of 2.5 years.
9.    Income Taxes
No provision for federal, state, or foreign income taxes has been recorded for the three months ended March 31, 2026 and 2025 and the effective tax rate was zero. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit for such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its deferred tax assets as it is more likely than not that such assets will not be realized in the near future.
The Company had no reserves related to uncertain tax positions as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company has not recognized any potential interest or penalties. The Company is not currently subject to any tax assessment from an income tax examination in the U.S. or any other taxing jurisdiction.
10.    Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: R&D, which engages in the business of developing a new class of RNA-based therapeutics to treat a broad range of genetic diseases. The Company's operations are primarily in the United States.

The Company’s CODM is its Chief Executive Officer. The CODM uses net loss, as reported on the Company’s condensed consolidated statement of operations and comprehensive loss, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The operating financial results of the Company’s R&D segment for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$1,294	$858
Less: Significant segment expenses
Personnel-related expenses	5,875	5,187
Clinical and preclinical expenses	4,631	4,479
Facilities-related and overhead	1,793	1,976
Professional and consulting fees	1,471	1,601
Corporate expenses	340	581
Travel and entertainment	255	134
Plus: Other segment (loss) income	(5,260)	667
Segment net loss	$(18,331)	$(12,433)

Other segment income includes total other income, net on the condensed consolidated statements of operations.

11.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(18,331)	$(12,433)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	57,923,674	20,152,872
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.62)
__________________________________________________________________________
(1) Weighted-average common shares outstanding for the three months ended March 31, 2026 includes 6,003,758 of common shares issuable upon the exercise of pre-funded warrants issued in the Initial Closing.
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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2026 and 2025 because their inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Shares issuable upon settlement of derivative tranche liability in Private Placement	32,681,866	—
Stock options outstanding	4,391,321	2,215,308
Restricted stock vesting	—	4,277
Warrants outstanding	142	142
Total	37,073,329	2,219,727

12.    Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For both the three months ended March 31, 2026 and 2025, the Company recognized R&D expense of $0.1 million related to work performed under the founder agreements. For both the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreements. The Company had no amounts due to the founders as of March 31, 2026 or 2025.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. For each of the three months ended March 31, 2026 and 2025, the Company recognized G&A expense totaling less than $0.1 million related to work performed under the consulting agreement. For each of the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreement. The Company had no amounts due to the consultant as of March 31, 2026 or 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the audited financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements,” and those risk factors described in “Part I, Item 1A, Risk Factors” of our 2025 Form 10-K and in “Part II, Item 1A, Risk Factors” in this Quarterly Report.
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
CMP-002 is a novel, intrathecally delivered antisense oligonucleotide (“ASO”) designed to target the SYNGAP1 gene at the transcriptional level to increase gene expression, which may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. In preclinical studies, intracerebroventricular injection of CMP-002 restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. In addition, biweekly intrathecal injections of CMP-002 in cynomolgus monkeys were well tolerated and significantly increased SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-002 in disease-relevant brain regions. We have submitted our first regulatory filing in Australia to enable initiation of a clinical trial in individuals with SYNGAP1, with additional global regulatory filings planned in 2026. Pending regulatory clearance, we intend to initiate the global Phase 1/2 clinical trial in the second half of 2026.
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
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, conducting research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including pursuant to an underwritten offering completed in December 2025, a private placement of our common stock and pre-funded warrants, the initial closing of which occurred in September 2025 (the “September 2025 private placement”), and our initial public offering (“IPO”), which closed on

October 15, 2024, as well as through revenues from our license and collaboration agreements. Through March 31, 2026, we have received net proceeds of $28.1 million from our December 2025 underwritten offering, $46.7 million from the September 2025 private placement, $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock prior to our IPO. In addition, through March 31, 2026, we have recognized $22.8 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $18.3 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $310.5 million. Substantially all our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”), director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2026, we had cash and cash equivalents of $99.2 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital” included in our 2025 Form 10-K.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Revenue
Research and collaboration revenue	$1,294	$858	$436
Operating expenses:
Research and development	10,160	10,146	14
General and administrative	4,205	3,812	393
Total operating expenses	14,365	13,958	407
Loss from operations	(13,071)	(13,100)	29
Other (expense) income, net:
Interest income	910	588	322
Change in fair value of derivative tranche liability	(6,188)	—	(6,188)
Other income	18	79	(61)
Total other (expense) income, net	(5,260)	667	(5,927)
Net loss	$(18,331)	$(12,433)	$(5,898)
Research and Collaboration Revenue
We recognized $1.3 million in research and collaboration revenue during the three months ended March 31, 2026, compared to $0.9 million during the three months ended March 31, 2025. Research and collaboration revenue recognized in the three months ended March 31, 2026 primarily related to our Research, Collaboration and License Agreement with GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”) and research and collaboration revenue recognized in the three months ended March 31, 2025 related to our Collaboration and License Agreement with BioMarin.

Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Clinical and preclinical expenses	$4,631	$4,479	$152
Personnel-related expenses	3,467	3,167	300
Facilities-related and overhead expense	1,434	1,446	(12)
Professional and consulting fees	384	834	(450)
Other expenses	244	220	24
Total R&D expenses	$10,160	$10,146	$14
R&D expenses were $10.2 million for the three months ended March 31, 2026, compared to $10.1 million for the three months ended March 31, 2025. The nominal increase was primarily driven by higher personnel-related costs of $0.3 million due to increased stock-based compensation expense and higher clinical and preclinical costs of $0.2 million as we continue to advance CMP-002, including entering into contractual obligations with a contract research organization for services related to our planned Phase 1/2 clinical trial. These increases were partially offset by a decrease of $0.5 million in professional and consulting fees.
General and Administrative Expenses
The following table summarizes our G&A expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Personnel-related expenses	$2,408	$2,019	$389
Professional and consulting fees	1,087	768	319
Facilities-related and overhead expense	359	530	(171)
Other expenses	351	495	(144)
Total G&A expenses	$4,205	$3,812	$393
G&A expenses were $4.2 million for the three months ended March 31, 2026, compared to $3.8 million for the three months ended March 31, 2025. The increase of $0.4 million was primarily driven by personnel-related costs of $0.4 million due to increased stock-based compensation expense and an increase of $0.3 million in professional and consulting fees related to audit and tax costs. These increases were partially offset by a decrease of $0.2 million in facilities and overhead expenses due to the rent abatement period starting in October 2025 associated with the December 2025 lease modification and a decrease of $0.1 million due to a reduction in state franchise taxes.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended March 31, 2026 was a $5.3 million expense, compared to $0.7 million of income for the three months ended March 31, 2025. The change was primarily due to a $6.2 million non-cash expense for the change in fair value of our derivative tranche liability associated with the Second Closing of our Private Placement. This expense was partially offset by a $0.3 million increase in interest income due to higher average invested cash balances during the three months ended March 31, 2026.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through March 31, 2026, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements.
In November 2025, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million.

In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC, as sales agent, pursuant to which we may issue and sell shares of our common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, we will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. During the three months ended March 31, 2026 and the year ended December 31, 2025, we did not issue any shares of our common stock under the Sales Agreement.

As of March 31, 2026, we had cash and cash equivalents of $99.2 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.
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
•timing and outcome of regulatory meetings and reviews of our product candidates or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval and any future product candidates;
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
Contractual and Other Obligations
As of March 31, 2026, other than those disclosed within Notes 4, 5, and 6 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.
Cash Flows
For the Three Months Ended March 31, 2026 and 2025
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Net cash used in operating activities	$(10,981)	$(14,286)
Net cash used in investing activities	—	(279)
Net cash provided by (used in) financing activities	57	(151)
Net change in cash, cash equivalents, and restricted cash	$(10,924)	$(14,716)

Operating Activities
During the three months ended March 31, 2026, operating activities used $11.0 million of cash, primarily resulting from our net loss of $18.3 million, and net cash used in changes in our operating assets and liabilities of $0.9 million, partially offset by non-cash charges of $8.2 million, including stock-based compensation expense, loss from the change in fair value of our derivative tranche liability, non-cash operating lease expense, and depreciation and amortization.
During the three months ended March 31, 2025, operating activities used $14.3 million of cash, primarily resulting from our net loss of $12.4 million and net cash used in changes in our operating assets and liabilities of $3.7 million, partially offset by non-cash charges of $1.9 million, including stock-based compensation expense, non-cash operating lease expense, and depreciation and amortization.
In each of the three months ended March 31, 2026 and 2025, cash used in operations was primarily related to clinical and preclinical efforts, compensation and benefits for our employees, consulting and other professional fees, and rent for our Cambridge and Boulder leases.
Investing Activities
During the three months ended March 31, 2026, there was no net cash used in or provided by investing activities.
During the three months ended March 31, 2025, net cash used in investing activities was $0.3 million, due to purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $0.1 million, consisting primarily of proceeds from the exercise of stock options and issuance of common stock under the 2024 Employee Stock Purchase Plan.
During the three months ended March 31, 2025, net cash used by financing activities was $0.2 million, consisting primarily of principal payments on finance leases.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2026 compared to those disclosed in our 2025 Form 10-K.
Recently Issued Accounting Standards
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2025 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2025 Form 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2025 Form 10-K except as follows:
Risks Related to Regulatory Approval and Commercialization
We have received orphan drug designation for CMP-001 and CMP-002 in certain jurisdictions, are pursuing orphan drug designation for CMP-002 in the United States, and may seek orphan drug designation for other product candidates in the future. We may not be able to obtain or maintain the benefits of orphan drug designation, including potential orphan drug exclusivity, and even if we do, that exclusivity may not prevent regulatory authorities from approving other competing products.
The FDA granted orphan drug designation to CMP-001 for the treatment of UCDs in September 2024. In addition, the EMA granted orphan drug designation to CMP-002 for the treatment of SYNGAP1 in April 2026, and we have submitted an orphan drug designation request to the FDA for CMP-002. However, we may not be able to obtain or maintain the benefits of such designations, including potential orphan drug exclusivity. Additionally, we may seek orphan drug designation for certain of our other product candidates in the future; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States Orphan drug designation must be requested before submitting an NDA. A similar regulatory scheme governs orphan products in the EU and the United Kingdom based on, among others, prevalence of the disease or condition of less than 5 in 10,000.
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
During the quarter ended March 31, 2026, we granted stock options to two new employees to purchase a total of 16,000 shares of our common stock at a weighted average exercise price of $4.82 per share. These options were inducement grants made outside of our 2024 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years. Vesting of each option is subject to the employee’s continued service with our company through the applicable vesting date. We subsequently filed a registration statement on Form S-8 to register the shares of common stock underlying these options.

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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 16, 2026, Richard Young, PhD, a member of our board of directors, adopted a trading plan intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. Pursuant to this plan, Dr. Young may sell up to 50,000 shares of our common stock beginning on June 15, 2026, subject to the terms of the plan. The plan will terminate on or prior to December 15, 2026.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 15, 2024, File No. 001-42365)

3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 15, 2024, File No. 001-42365)

10.1#	CAMP4 Therapeutics Corporation Amended and Restated Non-Employee Director Compensation Policy.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
Date: May 7, 2026

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Name:	Josh Mandel-Brehm
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Gold
Name:	Kelly Gold
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)