Form 10-Q
period 2026-06-30
Camp4 Therapeutics Corp
filed 2026-08-13
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
100 Talcott Avenue
Suite 201
Watertown, Massachusetts 02472
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
As of August 12, 2026, there were 62,753,200 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•the expected timing and outcome of regulatory reviews of our clinical trial applications, initiation of planned clinical trials and timing of expected clinical results for our current and future product candidates;
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
•the ability of our third-party manufacturing partners to maintain sufficient manufacturing capacity for clinical supply of our product candidates and, if any product candidate is approved, commercial supply of such products, and the costs and timing thereof;
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

•the timing and amount of any milestone, royalty or other payments we may make or receive under our existing or future license or strategic collaboration agreements;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$86,398	$109,517
Restricted cash, current portion	730	1,346
Prepaid expenses and other current assets	2,899	3,232
Total current assets	90,027	114,095
Restricted cash, net of current portion	894	894
Property and equipment, net	1,848	2,339
Operating lease right-of-use assets	591	397
Other assets	68	83
Total assets	$93,428	$117,808
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093	$182
Accrued expenses and other current liabilities	4,237	5,659
Current portion of deferred revenue	13,010	9,387
Operating lease liabilities, current portion	802	286
Total current liabilities	19,142	15,514
Deferred revenue, net of current portion	1,500	8,113
Operating lease liabilities, net of current portion	1,570	1,688
Derivative tranche liability	71,878	44,760
Other long-term liabilities	31	29
Total liabilities	94,121	70,104
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 175,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 51,926,988 and 51,902,614 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	343,318	339,854
Accumulated deficit	(344,017)	(292,156)
Total stockholders’ (deficit) equity	(693)	47,704
Total liabilities and stockholders’ equity	$93,428	$117,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Research and collaboration revenue	$1,779	$1,497	$3,073	$2,355
Operating Expenses:
Research and development	10,817	10,343	20,977	20,489
General and administrative	4,342	4,182	8,547	7,994
Total operating expenses	15,159	14,525	29,524	28,483
Loss from operations	(13,380)	(13,028)	(26,451)	(26,128)
Other (expense) income, net:
Interest income	807	453	1,717	1,041
Change in fair value of derivative tranche liability	(20,930)	—	(27,118)	—
Other (expense) income	(27)	(12)	(9)	67
Total other (expense) income, net	(20,150)	441	(25,410)	1,108
Net loss	$(33,530)	$(12,587)	$(51,861)	$(25,020)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.62)	$(0.90)	$(1.24)
Weighted-average shares of common stock outstanding, basic and diluted	57,929,662	20,159,666	57,926,685	20,155,161

Net loss attributable to common stockholders	$(33,530)	$(12,587)	$(51,861)	$(25,020)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(33,530)	$(12,587)	$(51,861)	$(25,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2025	51,902,614	$6	$339,854	$(292,156)	$47,704
Issuance of common stock under employee stock purchase plan	15,562	—	18	—	18
Stock option exercises	7,624	—	39	—	39
Stock-based compensation expense	—	—	1,472	—	1,472
Net loss	—	—	—	(18,331)	(18,331)
Balance as of March 31, 2026	51,925,800	$6	$341,383	$(310,487)	$30,902
Stock option exercises	1,188	—	4	—	4
Stock-based compensation expense	—	—	1,931	—	1,931
Net loss	—	—	—	(33,530)	(33,530)
Balance as of June 30, 2026	51,926,988	$6	$343,318	$(344,017)	$(693)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2024	20,145,129	$2	$274,895	$(211,753)	$63,144
Issuance of common stock	1	—	—	—	—
Vesting of restricted common stock	11,666	—	—	—	—
Stock-based compensation expense	—	—	861	—	861
Net loss	—	—	—	(12,433)	(12,433)
Balance as of March 31, 2025	20,156,796	$2	$275,756	$(224,186)	$51,572
Vesting of restricted common stock	4,277	—	—	—	—
Stock-based compensation expense	—	—	1,002	—	1,002
Net loss	—	—	—	(12,587)	(12,587)
Balance as of June 30, 2025	20,161,073	$2	$276,758	$(236,773)	$39,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(51,861)	$(25,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,035	851
Stock-based compensation expense	3,403	1,863
Change in fair value of derivative tranche liability	27,118	—
Impairment of right-of-use asset	89	—
Non-cash lease expense	96	954
Non-cash interest expense	2	16
Change in operating assets and liabilities:
Prepaid expenses and other current assets	333	310
Accounts payable	911	(15)
Accrued expenses and other liabilities	(1,822)	(1,755)
Deferred revenue	(2,990)	(385)
Operating lease liabilities	19	(1,448)
Net cash used in operating activities	(23,667)	(24,629)
Investing activities
Purchases of property and equipment	(129)	(279)
Net cash used in investing activities	(129)	(279)
Financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	61	—
Principal payments on finance leases	—	(79)
Net cash provided by (used in) financing activities	61	(79)
Net change in cash, cash equivalents, and restricted cash	(23,735)	(24,987)
Cash, cash equivalents and restricted cash at beginning of period	111,757	65,663
Cash, cash equivalents and restricted cash at end of period	$88,022	$40,676
Supplemental disclosures of cash flow information:
Finance lease right-of-use asset converted to fixed asset	$—	$290
Right-of-use assets obtained in exchange of operating lease obligations	$379	$—
Purchase of property and equipment in accounts payable and accrued expenses	$400	$—
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
These condensed consolidated financial statements include CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those described in the Company’s 2025 Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
Private Placement
On September 9, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors pursuant to which the Company agreed to sell certain securities, in up to two closings in a private placement transaction (the “Private Placement”). The initial closing of the Private Placement occurred on September 11, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 26,717,414 shares of the Company’s common stock and 6,003,758 pre-funded warrants for net cash proceeds of $46.7 million, after deducting $3.3 million in issuance costs and legal fees (see Notes 2, 6 and 7).
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
Liquidity
As of June 30, 2026, the Company had approximately $86.4 million in cash and cash equivalents and working capital of approximately $70.9 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of June 30, 2026, the Company had an accumulated deficit of $344.0 million. During the six months ended June 30, 2026, the Company incurred a net loss of $51.9 million and had negative cash flows from operating activities of $23.7 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate and achieves revenues adequate to support the Company’s operations.
From inception to June 30, 2026, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including the Underwritten Offering, the Initial Closing of the Private Placement, and its initial public offering (“IPO”), as well as through revenues from its license and collaboration agreements. The Company expects that its cash and cash equivalents as of June 30, 2026 will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements are issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.
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
Restricted Cash
In connection with its operating leases, the Company is required to maintain security deposits, which were issued in the form of letters of credit with a bank. As of June 30, 2026 and December 31, 2025, the Company held cash in this amount in a separate restricted bank account as collateral for the letters of credit. As of June 30, 2026 and December 31, 2025, the Company maintained $1.6 million and $2.2 million of restricted cash, respectively. Of the $1.6 million held as of June 30, 2026, $0.7 million is classified as short-term as the related restrictions are expected to lapse within the next 12 months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the corresponding amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$86,398	$109,517
Restricted cash, current portion	730	1,346
Restricted cash, net of current portion	894	894
Total cash, cash equivalents, and restricted cash	$88,022	$111,757
Derivative Tranche Liability
The Private Placement includes a right provided to the participating investors to purchase the Company’s securities in two tranches. The second tranche was determined to be a freestanding instrument and accounted for as derivative tranche liability within the condensed consolidated balance sheet. The derivative tranche liability was recorded at its fair value on issuance and is subsequently remeasured at the end of each reporting period, with non-cash changes in fair value recorded in the condensed consolidated statement of operations until settlement. Subsequent to June 30, 2026, the derivative tranche liability was settled on August 3, 2026 in connection with the Second Closing. Refer to Note 13, “Subsequent Events,” for further discussion.

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

2.    Fair Value Measurements
Financial Assets
The following tables present the financial asset instruments carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands) in accordance with the ASC 820 hierarchy.

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$82,602	$—	$—	$82,602

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$106,934	$—	$—	$106,934
Derivative Tranche Liability
The following tables present the derivative tranche liability (see Note 6) carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands) and in accordance with the ASC 820 hierarchy and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$71,878	$71,878

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$44,760	$44,760

The derivative tranche liability is valued using a Monte Carlo simulation model which uses certain assumptions, including annual volatility. The range of volatilities of comparable public companies utilized was 38.4% - 141.4% as of June 30, 2026. The volatility utilized in the Monte Carlo option-pricing model was determined using the 75th percentile. The following table presents the assumptions used to determine the fair value of the derivative tranche liability as of June 30, 2026 and as of December 31, 2025:

	June 30, 2026	December 31, 2025
Expected volatility	68.0%	96.0%
Risk-free interest rate	3.81%	3.42%
Expected term (in years)	0.28	1.03
Probability of achieving specified conditions	65.0%	25.0%
Share price	$4.37	$6.13
The following table provides a roll-forward of the aggregate fair value of the derivative tranche liability categorized with Level 3 inputs for the three and six months ended June 30, 2026 (in thousands):

Derivative Tranche Liability
Balance as of December 31, 2025	$44,760
Change in fair value	6,188
Balance as of March 31, 2026	$50,948
Change in fair value	$20,930
Balance as of June 30, 2026	$71,878
Subsequent to June 30, 2026, the derivative tranche liability was settled on August 3, 2026 in connection with the Second Closing. Refer to Note 13, “Subsequent Events,” for further discussion.

The carrying amounts reflected in the condensed consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values, which approximate their fair values.
3.    Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development	$1,442	$1,504
Software and subscriptions expense	425	402
Prepaid lease costs	270	270
Research and development tax credit receivable	217	—
Prepaid insurance costs	214	559
Unbilled receivable	—	155
Other	331	342
Total prepaid expenses and other current assets	$2,899	$3,232

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$4,518	$4,518
Laboratory equipment	4,208	4,106
Computer and software	938	938
Furniture and fixtures	524	524
Construction in progress	427	—
Total property and equipment	10,615	10,086
Less: accumulated depreciation and amortization	(8,767)	(7,747)
Total property and equipment, net	$1,848	$2,339
The Company incurred depreciation and amortization expense of $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. For each of the three and six months ended June 30, 2026 and 2025, depreciation and amortization expense included nominal finance lease right-of-use (“ROU”) asset amortization.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$1,753	$2,642
External R&D expenses	1,150	1,828
Deferred lease incentive	842	—
Professional fees	279	1,073
Other	213	116
Total accrued expenses and other current liabilities	$4,237	$5,659
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
Concurrently, on December 22, 2025, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory and office space in Watertown, Massachusetts (the “Watertown Lease”) with an affiliate of the Cambridge lessor. The Watertown Lease will commence upon delivery of the premises and availability for use (the “Watertown Lease Commencement Date”), which was contractually targeted to occur approximately 180 days following execution. The initial lease term extends through June 30, 2030.

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
As of June 30, 2026, the Watertown Lease had not commenced and, accordingly, no right-of-use asset or lease liability had been recognized for that lease component. The Watertown Lease includes an initial rent-free period of approximately 18 months. It also provides for the use of certain lessor-owned laboratory equipment during the lease term which will be accounted for as a lease incentive related to the Watertown Lease and will reduce the right-of-use asset upon lease commencement.
The Watertown Lease includes an option to extend the lease term for an additional five-year period at market rates. The Company will determine the appropriate incremental borrowing rate and recognize the related right-of-use asset and lease liability upon commencement. Subsequent to June 30, 2026, the Watertown Lease commenced in August 2026.
Boulder Lease
The Company currently leases approximately 5,300 square feet of office and lab space in Boulder, Colorado (the “Boulder Lease”). The Boulder Lease is a five-year lease that commenced on September 1, 2023 and expires on September 30, 2028. As the rate implicit for the Boulder Lease was not readily determinable, the Company used its incremental borrowing rate of 7.12% as of the commencement date. At commencement of the Boulder Lease, the Company recorded $1.4 million of operating right-of-use assets, $0.2 million of current operating lease liabilities and $1.2 million of non-current operating lease liabilities.
During the year ended December 31, 2025, the Company vacated its Boulder, Colorado facility. The Company recognized in its condensed consolidated statement of operations an impairment charge of $0.1 million related to the right of use assets during the six months ended June 30, 2026. As of June 30, 2026, the Company had $0.2 million of right-of-use assets, $0.3 million of current operating lease liabilities and $0.4 million of non-current operating lease liabilities related to the Boulder Lease.
Subsequent to June 30, 2026, the Company entered into a sublease for the Boulder Lease space.

The table below summarizes the Company’s operating lease costs for the three and six months ended June 30, 2026 and 2025 (in thousands except for lease terms and borrowing rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs:
Lease expense	$77	$609	$125	$1,218
Short-term lease expense	14	14	28	28
Variable lease expense	361	365	731	658
Total operating lease costs	$452	$988	$885	$1,904
Other information:
Operating cash flows used for operating leases	$141	$575	$197	$1,711
The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term in years	3.0	3.7
Weighted-average incremental borrowing rate	6.93%	6.87%

Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

2026 (six months remaining)	$349
2027	892
2028	642
2029	392
2030	200
Total lease payments	2,475
Less: amount representing imputed interest	(103)
Total future minimum lease obligations	$2,372
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
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the three and six months ended June 30, 2026 and 2025 under the CMCC Agreement and recorded the amounts in R&D expense in the condensed consolidated statement of operations and comprehensive loss.
The Company re-evaluates the likelihood of achieving future milestones under the CMCC Agreement at the end of each reporting period. As of June 30, 2026, the Company determined that the likelihood of achieving future milestones under the CMCC Agreement was not probable.
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
The Company incurred de minimis fees under the Whitehead Agreement for each of the three months ended June 30, 2026 and 2025 and $0.1 million and de minimis fees under the Whitehead Agreement for the six months ended June 30, 2026 and 2025, respectively. These fees are recorded in R&D expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
Out-License Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. Under the Fulcrum Agreement, the Company was eligible to receive milestone payments ranging from $0.6 million to $20.0 million upon the achievement of specified development and commercial milestones, depending on the product developed and milestone achieved. The Fulcrum Agreement also provided for potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization. As of June 30, 2026, the Fulcrum Agreement had terminated in accordance with its terms. The Company does not expect to receive any future milestone or royalty payments under the Fulcrum Agreement.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty was a customer. In accordance with ASC 606, the Company determined that there was one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement included significant variable consideration, primarily in the form of milestone payments, which was fully constrained at the inception of the contract. The sales-based royalty fee qualified for the royalty constraint exception and did not require an estimate of the future transaction price. The Company recorded no revenue pursuant to the Fulcrum Agreement for either of the three and six months ended June 30, 2026 and recorded $0.6 million of revenue for each of the three and six months ended June 30, 2025.

All variable consideration was remeasured and reassessed each reporting period. As of June 30, 2026, there was no remaining variable consideration related to the Fulcrum Agreement. As of and for the three and six months ended June 30, 2025, the Company determined all variable consideration was fully constrained.

Research and Collaboration Agreements
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and reimbursed the Company for certain research activities. As of June 30, 2026, the BioMarin Agreement has terminated in accordance with its terms.
The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin was a customer and there was one combined performance obligation, which included performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $3.8 million. The work was primarily performed during 2024 and 2025 and revenue was recognized over time based upon a cost-to-cost method. During the three and six months ended June 30, 2026, the Company recognized zero and $0.1 million, respectively, in collaboration revenue under the BioMarin Agreement. During the three and six months ended June 30, 2025, the Company recognized $0.9 million and $1.8 million, respectively, in collaboration revenue under the BioMarin Agreement.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that GSK is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to GSK, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $17.5 million. Performance of the work plan began in 2026 and revenue will be recognized over time based upon a cost-to-cost method. The Company recognized $1.8 million and $3.0 million in collaboration revenue under the GSK Agreement during the three and six months ended June 30, 2026. Additionally, the Company recognized a contract liability in short-term deferred revenue of $13.0 million and long-term deferred revenue of $1.5 million on the condensed consolidated balance sheet as of June 30, 2026 related to the upfront payment.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which was fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three and six months ended June 30, 2026, the Company determined the variable consideration was fully constrained.

6.    Derivative Tranche Liability
Pursuant to the Purchase Agreement, subject to the occurrence of the second closing triggers, the Company has agreed to sell and the investors have agreed to purchase at a closing (the “Second Closing”) up to 32,681,866 shares of the Company’s common stock or pre-funded warrants in lieu thereof at a purchase price of $1.53 per share and $1.5299 per pre-funded warrant, and directors, consultants and members of management have agreed to purchase an additional 39,306 shares of the Company’s common stock at a purchase price of $1.65 per share, for gross proceeds to the Company of up to approximately $50.1 million. The Second Closing triggers include a certain regulatory milestone (the “CTA Milestone”) and either of the following:

1.the achievement of a volume weighted average price per share of equal to or greater than $7.50, as defined in the Purchase Agreement, measured during any ten consecutive trading days during the thirty trading days following the date of the Company’s first announcement of the regulatory milestone (the “Price Threshold”), or
2.the Company’s receipt of a signed written notice from investors holding a majority of the Securities outstanding that waives the Price Threshold for purposes of the Second Closing (the “Price Threshold Waiver”), in which case, only the waiving investors are obligated to participate.
The obligation to issue and purchase securities was concluded to be a forward contract derivative liability and was measured at fair value using a probability weighted model at the issuance date. The initial fair value (Level 3) of the forward contract was $14.9 million and was recorded as a derivative tranche liability and was remeasured to $44.8 million as of December 31, 2025. As of June 30, 2026, the derivative tranche liability was remeasured to $71.9 million and a change in fair-value of $20.9 million and $27.1 million was recorded in the condensed consolidated statements of operations and comprehensive loss in the three and six months ended June 30, 2026, respectively.
Subsequent to June 30, 2026, the derivative tranche liability was settled on August 3, 2026 in connection with the Second Closing. Refer to Note 13, “Subsequent Events,” for further discussion.
7.    Stockholders’ Equity
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Company’s Board of Directors (the “Board”) may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of June 30, 2026, no shares of preferred stock were outstanding.
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
The pre-funded warrants issued in the Initial Closing and the Second Closing have an exercise price of $0.0001 per Warrant Share, subject to customary adjustments, will be exercisable at any time after original issuance, will not expire until exercised in full, and will be exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

In connection with the Private Placement, on November 3, 2025, the Company filed an initial registration statement on Form S-3 (the “Initial Registration Statement”) with the SEC, which subsequently became effective, to register the Shares for resale and, as applicable, the Warrant Shares, issued in the Initial Closing. Following the Second Closing, the Company filed a second registration statement (the “Second Registration Statement”) with the SEC, which subsequently became effective, to register the shares for resale and, as applicable, the warrant shares, in each case that are issued in connection with the Second Closing.
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
In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, as sales agent, pursuant to which it may issue and sell shares of its common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, the Company will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of its common stock. The Company is not obligated to make any sales of shares of its common stock under the Sales Agreement. During the three and six months ended June 30, 2026, the Company did not issue any shares of its common stock under the Sales Agreement.
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
The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provided for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year. As of June 30, 2026, there were 658,513 shares of common stock reserved and available for issuance pursuant to the 2024 Plan. In June 2026, in connection with the Company's 2026 annual meeting of stockholders, stockholders approved an amendment to the 2024 Plan that redefined common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance under the 2024 Plan. After the amendment, outstanding shares includes all outstanding common shares as well as outstanding pre-funded warrants.

In June 2026, the Company adopted the 2026 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, stock units, restricted stock units, performance awards, and other stock-based awards to individuals not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to such individual entering into employment with the Company or any of its subsidiaries, in accordance with Nasdaq Listing Rule 5635(c)(4). The Company initially reserved 500,000 shares of common stock for issuance under the Inducement Plan. As of June 30, 2026, there were 461,000 shares of common stock reserved and available for issuance pursuant to the Inducement Plan.

Awards granted under the 2024 Plan and the Inducement Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period, although awards may be granted with different vesting terms.

During the three and six months ended June 30, 2026, the Company granted options for the purchase of 2,506,000 and 2,534,000 shares of common stock, respectively, which amounts include options granted under the 2024 Plan, the Inducement Plan and inducement grants made prior to the adoption of the Inducement Plan.
The weighted-average assumptions used to estimate the fair value of the stock options granted during the six months ended June 30, 2026 were as follows:

Six Months Ended June 30, 2026
Expected volatility	97.74%
Risk-free interest rate	4.09%
Expected dividend yield	0%
Expected term (in years)	5.97
During the six months ended June 30, 2026, the weighted average grant-date fair value of options granted was $3.53.
During the six months ended June 30, 2026, employees of the Company purchased an aggregate of 15,562 shares under the 2024 Employee Stock Purchase Plan.
The following table presents the classification of stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$949	$488	$1,705	$963
General and administrative	982	514	1,698	900
Total	$1,931	$1,002	$3,403	$1,863
The Company has an aggregate of $17.1 million of gross unrecognized stock-based compensation expense as of June 30, 2026, which is expected to be recognized over a weighted average period of 2.8 years.
9.    Income Taxes
No provision for federal, state, or foreign income taxes has been recorded for the three and six months ended June 30, 2026 and 2025 and the effective tax rate was zero. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit for such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its deferred tax assets as it is more likely than not that such assets will not be realized in the near future.
The Company had no reserves related to uncertain tax positions as of June 30, 2026 and December 31, 2025. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any potential interest or penalties. The Company is not currently subject to any tax assessment from an income tax examination in the U.S. or any other taxing jurisdiction.
10.    Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: R&D, which engages in the business of developing a new class of RNA-based therapeutics to treat a broad range of genetic diseases. The Company's operations are primarily in the United States.

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM uses net loss, as reported on the Company’s condensed consolidated statement of operations and comprehensive loss, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The operating financial results of the Company’s R&D segment for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,779	$1,497	$3,073	$2,355
Less: Significant segment expenses
Personnel-related expenses	6,210	5,593	12,085	10,779
Clinical and preclinical expenses	5,069	4,710	9,700	9,189
Facilities-related and overhead	1,757	2,022	3,550	3,998
Professional and consulting fees	1,393	1,584	2,864	3,186
Corporate expenses	411	456	751	1,037
Travel and entertainment	319	160	574	294
Plus: Other segment (loss) income	(20,150)	441	(25,410)	1,108
Segment net loss	$(33,530)	$(12,587)	$(51,861)	$(25,020)

Other segment income includes total other income, net on the condensed consolidated statements of operations.

11.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(33,530)	$(12,587)	$(51,861)	$(25,020)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	57,929,662	20,159,666	57,926,685	20,155,161
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.62)	$(0.90)	$(1.24)
__________________________________________________________________________
(1) Weighted-average common shares outstanding for the three and six months ended June 30, 2026 includes 6,003,758 of common shares issuable upon the exercise of pre-funded warrants issued in the Initial Closing.
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

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2026 and 2025 because their inclusion would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Shares issuable upon settlement of derivative tranche liability in Private Placement	32,681,866	—
Stock options outstanding	6,845,534	2,995,094
Warrants outstanding	142	142
Total	39,527,542	2,995,236
Subsequent to June 30, 2026, the derivative tranche liability was settled on August 3, 2026 in connection with the Second Closing. Refer to Note 13, “Subsequent Events,” for further discussion.
12.    Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For both the three months ended June 30, 2026 and 2025, the Company recognized R&D expense of $0.1 million related to work performed under the founder agreements. For both the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreements. The Company had no amounts due to the founders as of June 30, 2026 or 2025. For both the six months ended June 30, 2026 and 2025, the Company recognized R&D expense of $0.1 million related to work performed under the founder agreements. For both the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0.1 million related to the consulting agreements.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. The agreement had terminated as of June 30, 2026. For each of the three and six months ended June 30, 2026 and 2025, the Company recognized G&A expense totaling less than $0.1 million related to work performed under the consulting agreement. For each of the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreement. For both the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0.1 million related to the consulting agreement. The Company had a de minimis amount due to the consultant as of June 30, 2026.
13.    Subsequent Events
In July 2026, the Company received clearance from Australia’s Therapeutic Goods Administration and the local Human Research Ethics Committee to initiate the Company’s Phase 1/2 clinical trial of CMP-002, the Company’s investigational product candidate for the treatment of SYNGAP1-related disorder, which clearance satisfied the CTA Milestone, as defined in the Purchase Agreement. The Company also subsequently received clearance from Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica. The Company received a Price Threshold Waiver, as defined in the Purchase Agreement. The CTA Milestone and the Price Threshold Waiver triggered the Second Closing of the Private Placement and the related settlement of the derivative tranche liability. The Second Closing occurred on August 3, 2026, resulting in gross proceeds to the Company of approximately $50.1 million before deducting placement agent fees and other offering expenses. The accounting for the settlement of the derivative tranche liability and related financial impact will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) should be read in conjunction with the audited financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “2025 Form 10-K”). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report titled “Special Note Regarding Forward-Looking Statements and Industry Data,” and those risk factors described in “Part I, Item 1A, Risk Factors” of our 2025 Form 10-K and in “Part II, Item 1A, Risk Factors” in this Quarterly Report.
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
CMP-002 is a novel, intrathecally delivered antisense oligonucleotide (“ASO”) designed to target the SYNGAP1 gene at the transcriptional level to increase gene expression, which may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. In preclinical studies, intracerebroventricular injection of CMP-002 restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. A single dose of CMP-002 also produced a statistically significant improvement in both seizure threshold and severity of chemically induced tonic-clonic seizures in SYNGAP1 haploinsufficient mice, suggesting the potential for therapeutic benefit across both the neurodevelopmental and seizure phenotypes that characterize SYNGAP1-related disorder. In addition, biweekly intrathecal injections of CMP-002 in cynomolgus monkeys were well tolerated and significantly increased SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-002 in disease-relevant brain regions. We have received clearance from Australia’s Therapeutic Goods Administration and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica to initiate our Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1, and we have submitted additional regulatory filings in the European Union and United Kingdom to support broader enrollment across multiple sites. We intend to initiate the Phase 1/2 clinical trial in the fourth quarter of 2026.
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
Our primary therapeutic focus is on diseases of the central nervous system (“CNS”), where there are numerous rare and prevalent haploinsufficient diseases with no approved treatments for which a modest increase in protein expression has the potential to be clinically meaningful. In addition to our SYNGAP1 program, we are advancing discovery programs in other CNS indications. We also intend to leverage strategic discovery partnerships, including our research, collaboration, and license agreement with GlaxoSmithKline, to extend the application of our RAP Platform beyond the CNS and validate our approach to gene upregulation in additional tissues and disease areas.
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, conducting research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including pursuant to an underwritten offering completed in December 2025, a private placement of our common stock and pre-funded warrants (the “Private Placement”), the initial closing of which occurred in September 2025 (the “Initial Closing”), and the second closing of which occurred in August 2026 (the “Second Closing”), and our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through June 30, 2026, we have received net proceeds of $28.1 million from our December 2025 underwritten offering, $46.7 million from the Initial Closing of the Private Placement, $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock prior to our IPO. In addition, through June 30, 2026, we have recognized $24.6 million in research collaboration and license revenue through our development and license agreements. Subsequent to June 30, 2026, we received net proceeds of $46.9 from the Second Closing of the Private Placement. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $51.9 million and $25.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $344.0 million. Substantially all our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”), director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2026, we had cash and cash equivalents of $86.4 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2026, together with the net proceeds of $46.9 million received from the Second Closing under the Purchase Agreement in August 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital” included in our 2025 Form 10-K.

We do not own or operate and currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third parties for preclinical and clinical supply as well as commercial supply if we obtain marketing approval. In addition, we rely on third parties to package, label, store, and distribute our clinical supply and we intend to rely on third parties to conduct the same activities for our commercial products if we obtain regulatory approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of product candidates and continued enhancement of our RAP Platform.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Revenue
Research and collaboration revenue	$1,779	$1,497	$282
Operating expenses:
Research and development	10,817	10,343	474
General and administrative	4,342	4,182	160
Total operating expenses	15,159	14,525	634
Loss from operations	(13,380)	(13,028)	(352)
Other (expense) income, net:
Interest income	807	453	354
Change in fair value of derivative tranche liability	(20,930)	—	(20,930)
Other expense	(27)	(12)	(15)
Total other (expense) income, net	(20,150)	441	(20,591)
Net loss	$(33,530)	$(12,587)	$(20,943)
Research and Collaboration Revenue
We recognized $1.8 million in research and collaboration revenue during the three months ended June 30, 2026, compared to $1.5 million during the three months ended June 30, 2025. Research and collaboration revenue recognized in the three months ended June 30, 2026 related to our Research, Collaboration and License Agreement with

GlaxoSmithKline Intellectual Property (No. 3) Limited (“GSK”). Research and collaboration revenue recognized in the three months ended June 30, 2025 included $0.9 million related to our Collaboration and License Agreement with BioMarin and a $0.6 million milestone payment earned under the Fulcrum Agreement.
Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Clinical and preclinical expenses	$5,069	$4,710	$359
Personnel-related expenses	3,803	3,325	478
Facilities-related and overhead expense	1,428	1,502	(74)
Professional and consulting fees	340	559	(219)
Other expenses	177	247	(70)
Total R&D expenses	$10,817	$10,343	$474
R&D expenses were $10.8 million for the three months ended June 30, 2026, compared to $10.3 million for the three months ended June 30, 2025. The increase of $0.5 million was primarily driven by higher personnel-related costs of $0.5 million due to increased stock-based compensation expense and an increase of $0.4 million in clinical and preclinical costs as we continue to advance CMP-002, including entering into contractual obligations with a contract research organization for services related to our planned Phase 1/2 clinical trial. These increases were partially offset by decreases of $0.2 million in professional and consulting fees and $0.1 million in facilities-related and overhead expense.
General and Administrative Expenses
The following table summarizes our G&A expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Personnel-related expenses	$2,407	$2,268	$139
Professional and consulting fees	1,052	1,025	27
Facilities-related and overhead expense	329	520	(191)
Other expenses	554	369	185
Total G&A expenses	$4,342	$4,182	$160
G&A expenses were $4.3 million for the three months ended June 30, 2026, compared to $4.2 million for the three months ended June 30, 2025. The increase of $0.2 million was primarily driven by an increase in other expenses of $0.2 million, primarily related to travel expenses, and an increase of $0.1 million in personnel-related costs due to increased stock-based compensation expense. These increases were partially offset by a decrease of $0.2 million in facilities and overhead expenses resulting from the rent abatement period starting in October 2025 associated with the December 2025 lease modification.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended June 30, 2026 was a $20.2 million expense, compared to $0.4 million of income for the three months ended June 30, 2025. The change was primarily due to a $20.9 million non-cash expense for the change in fair value of our derivative tranche liability associated with the Second Closing of the Private Placement. The derivative tranche liability was subsequently settled in connection with the Second Closing, which occurred on August 3, 2026. This expense was partially offset by a $0.4 million increase in interest income due to higher average invested cash balances during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Revenue
Research and collaboration revenue	$3,073	$2,355	$718
Operating expenses:
Research and development	20,977	20,489	488
General and administrative	8,547	7,994	553
Total operating expenses	29,524	28,483	1,041
Loss from operations	(26,451)	(26,128)	(323)
Other (expense) income, net:
Interest income	1,717	1,041	676
Change in fair value of derivative tranche liability	(27,118)	—	(27,118)
Other (expense) income	(9)	67	(76)
Total other (expense) income, net	(25,410)	1,108	(26,518)
Net loss	$(51,861)	$(25,020)	$(26,841)
Research and Collaboration Revenue
We recognized $3.1 million in research and collaboration revenue during the six months ended June 30, 2026, compared to $2.4 million during the six months ended June 30, 2025. Research and collaboration revenue recognized in the six months ended June 30, 2026 primarily related to our Research, Collaboration and License Agreement with GSK. Research and collaboration revenue recognized in the six months ended June 30, 2025 included $1.8 million related to our Collaboration and License Agreement with BioMarin and a $0.6 million milestone payment earned under the Fulcrum Agreement.
Research and Development Expenses
The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Clinical and preclinical expenses	$9,700	$9,189	$511
Personnel-related expenses	7,270	6,492	778
Facilities-related and overhead expense	2,862	2,948	(86)
Professional and consulting fees	724	1,393	(669)
Other expenses	421	467	(46)
Total R&D expenses	$20,977	$20,489	$488
R&D expenses were $21.0 million for the six months ended June 30, 2026, compared to $20.5 million for the six months ended June 30, 2025. The $0.5 million increase was primarily driven by higher personnel-related costs of $0.8 million due to increased stock-based compensation expense and an increase of $0.5 million in clinical and preclinical costs as we continue to advance CMP-002, including entering into contractual obligations with a contract research organization for services related to our planned Phase 1/2 clinical trial. These increases were partially offset by decreases of $0.7 million in professional and consulting fees, primarily due to lower outsourced clinical operations costs following the hiring of internal clinical operations personnel, and a decrease of $0.1 million in facilities-related and overhead expense.

General and Administrative Expenses
The following table summarizes our G&A expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Personnel-related expenses	4,815	4,287	$528
Professional and consulting fees	2,139	1,793	346
Facilities-related and overhead expense	688	1,050	(362)
Other expenses	905	864	41
Total G&A expenses	$8,547	$7,994	$553
G&A expenses were $8.5 million for the six months ended June 30, 2026, compared to $8.0 million for the six months ended June 30, 2025. The increase of $0.6 million was primarily driven by personnel-related costs of $0.5 million due to increased stock-based compensation expense and an increase of $0.3 million in professional and consulting fees. These increases were partially offset by a decrease of $0.4 million in facilities and overhead expenses due to the rent abatement period associated with the December 2025 lease modification starting in October 2025.
Other (Expense) Income, Net
Other (expense) income, net for the six months ended June 30, 2026 was a $25.4 million expense, compared to $1.1 million income for the six months ended June 30, 2025. The change was primarily due to a $27.1 million non-cash expense for the change in fair value of our derivative tranche liability associated with the Second Closing of our Private Placement. The derivative tranche liability was subsequently settled in connection with the Second Closing, which occurred on August 3, 2026. This expense was partially offset by a $0.7 million increase in interest income due to higher average invested cash balances during the six months ended June 30, 2026.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through June 30, 2026, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements.
In November 2025, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million.

In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC, as sales agent, pursuant to which we may issue and sell shares of our common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, we will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. During the three and six months ended June 30, 2026 and the year ended December 31, 2025, we did not issue any shares of our common stock under the Sales Agreement.

As of June 30, 2026, we had cash and cash equivalents of $86.4 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2026, together with the net proceeds of $46.9 million received from the Second Closing under the Purchase Agreement in August 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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
Contractual and Other Obligations
As of June 30, 2026, other than those disclosed within Notes 4, 5, and 6 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.
Cash Flows
For the Six Months Ended June 30, 2026 and 2025
The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Net cash used in operating activities	$(23,667)	$(24,629)
Net cash used in investing activities	(129)	(279)
Net cash provided by (used in) financing activities	61	(79)
Net change in cash, cash equivalents, and restricted cash	$(23,735)	$(24,987)
Operating Activities
During the six months ended June 30, 2026, operating activities used $23.7 million of cash, primarily resulting from our net loss of $51.9 million and the timing of working capital fluctuations of $3.5 million, partially offset by non-cash charges of $31.7 million, including stock-based compensation expense, loss from the change in fair value of our derivative tranche liability, non-cash operating lease expense, and depreciation and amortization.
During the six months ended June 30, 2025, operating activities used $24.6 million of cash, primarily resulting from our net loss of $25.0 million and the timing of working capital fluctuations of $3.3 million, partially offset by non-cash charges of $3.7 million, including stock-based compensation expense, non-cash operating lease expense, and depreciation and amortization.
In each of the six months ended June 30, 2026 and 2025, cash used in operations was primarily related to clinical and preclinical efforts, compensation and benefits for our employees, consulting and other professional fees, and rent and overhead for our Cambridge and Boulder leases.
Investing Activities
During the six months ended June 30, 2026 and 2025, net cash used in investing activities was $0.1 million and $0.3 million, respectively, due to purchases of property and equipment.

Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $0.1 million, consisting of proceeds from the exercise of stock options and issuance of common stock under the 2024 Employee Stock Purchase Plan.
During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, consisting of principal payments on finance leases.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2026 compared to those disclosed in our 2025 Form 10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2026, we had cash and cash equivalents of $86.4 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2026, together with the net proceeds of $46.9 million received from the Second Closing of the Private Placement in August 2026, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we do not expect that our existing cash and cash equivalents will be sufficient to complete development of any of our product candidates, or any future product candidates we may identify, and we will require substantial capital in order to advance our product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
We have received clearance from Australia’s Therapeutic Goods Administration and Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica to initiate our Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1, and we have submitted additional regulatory filings in the European Union and United Kingdom to support broader enrollment across multiple sites. We intend to initiate the Phase 1/2 clinical trial in the fourth quarter of 2026. In each jurisdiction, clinical trials are subject to applicable regulatory requirements and must be reviewed and authorized by the applicable regulatory authorities and reviewed and approved by the applicable ethics committees or institutional review boards prior to initiation and as amended during the course of the trial. Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration (the “FDA”) of an investigational new drug (“IND”) application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. Commencing clinical trials outside the United States similarly requires the submission and authorization of comparable clinical trial applications or notifications, and compliance with local requirements relating to, among other things, trial conduct, informed consent, safety reporting, importation and handling of investigational product, and data integrity. In the event that the FDA or any comparable foreign regulatory authority or ethics committee requires us to complete additional preclinical studies or we are required to satisfy other requests prior to commencing clinical trials, the start of our planned Phase 1/2 CMP-002 clinical trial and any future clinical trials may be delayed in the relevant jurisdiction. Even after we receive and incorporate guidance from applicable regulatory authorities, such authorities could disagree that we have satisfied their requirements to commence any clinical trial or continue or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect, which could delay the start or completion of such clinical trials in the relevant jurisdiction or require more capital resources than we currently anticipate to start or complete such clinical trials.
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
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, current Good Laboratory Practices, and any additional regulatory requirements from foreign regulatory authorities;
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
•acceptance of the benefits and use of our product candidates we may develop, including their method of administration, if and when approved, by patients the medical community and third-party payors; and
•maintaining a continued acceptable safety profile of our products following regulatory approval.
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
During the quarter ended June 30, 2026, we granted stock options to nine new employees as material inducements to their employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These awards cover an aggregate of 87,000 shares of our common stock and have a weighted average exercise price of $4.29 per share. Of these options, 39,000 were granted under the Inducement Plan, and 48,000 were granted as inducement awards prior to the adoption of the Inducement Plan. These options were granted in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years. Vesting of each option is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, no “Rule 10b5-1 plans” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K, were adopted, modified, or terminated by officers or directors of the Company.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 15, 2024, File No. 001-42365)

3.2	Amended and Restated Bylaws of CAMP4 Therapeutics Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 15, 2024, File No. 001-42365)

10.1#	Amendment No. 1 to the CAMP4 Therapeutics Corporation 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 12, 2026, File No. 001-42365)

10.2#	CAMP4 Therapeutics Corporation 2026 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 12, 2026, File No. 001-42365)

10.3#
Form of Non-Statutory Stock Option Agreement under the CAMP4 Therapeutics Corporation 2026 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 12, 2026, File No. 001-42365)

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
Date: August 13, 2026

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Name:	Josh Mandel-Brehm
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Gold
Name:	Kelly Gold
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)