Form 10-Q
period 2026-09-30
Camp4 Therapeutics Corp
filed 2026-11-05
CIK 1736730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	CAMP	Nasdaq Global Market
As of November 4, 2026, there were 62,754,200 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	5

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	5

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II	Other Information	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Exhibit Index		39

Signatures		40

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, prospects, plans, objectives of management and expected growth, are forward-looking statements. These statements are based on our current beliefs, expectations and assumptions concerning, among other things, the future of our business, future plans and strategies, our operational results and other future conditions.
In some cases, you can identify forward-looking statements by terms such as "aim," “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” "seek," “target,” “project,” “estimate,” "goal," "objective," “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future, although not all forward-looking statements contain these identifying words. These forward-looking statements include, without limitation, statements about the following:
•the design initiation, timing, progress, results and costs of our research and development (“R&D”) programs and of our current and future preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, as well as the period during which the results of the trials are expected to become available;
•the expected timing and outcome of regulatory reviews of our clinical trial applications and other regulatory submissions, initiation of planned clinical trials and timing of expected clinical results for our current and future product candidates;
•the timing of any submissions of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, any of our product candidates;
•the potential benefits, therapeutics potential and differentiation of our product candidates
•our ability to obtain and maintain the benefits of regulatory designations, including orphan drug designation, for our product candidates;
•our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•our reliance on third-party manufacturing partners to comply with significant regulations with respect to manufacturing our products;
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
Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You should refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026, and Part II, Item 1A. “Risk Factors” in this Quarterly Report, as well as our other filings with the SEC, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,522	$109,517
Restricted cash, current portion	730	1,346
Prepaid expenses and other current assets	2,285	3,232
Total current assets	127,537	114,095
Restricted cash, net of current portion	894	894
Property and equipment, net	1,675	2,339
Operating lease right-of-use assets	3,846	397
Other assets	61	83
Total assets	$134,013	$117,808
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$760	$182
Accrued expenses and other current liabilities	6,979	5,659
Current portion of deferred revenue	10,501	9,387
Operating lease liabilities, current portion	1,625	286
Total current liabilities	19,865	15,514
Deferred revenue, net of current portion	2,180	8,113
Operating lease liabilities, net of current portion	4,825	1,688
Derivative tranche liability	—	44,760
Other long-term liabilities	49	29
Total liabilities	26,919	70,104
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 175,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 62,754,200 and 51,902,614 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	480,060	339,854
Accumulated deficit	(372,973)	(292,156)
Total stockholders’ equity	107,094	47,704
Total liabilities and stockholders’ equity	$134,013	$117,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Research and collaboration revenue	$1,899	$795	$4,972	$3,150
Operating Expenses:
Research and development	11,434	9,850	32,411	30,339
General and administrative	4,494	4,596	13,041	12,590
Total operating expenses	15,928	14,446	45,452	42,929
Loss from operations	(14,029)	(13,651)	(40,480)	(39,779)
Other (expense) income, net:
Interest income	984	423	2,701	1,464
Change in fair value of derivative tranche liability	(15,812)	(1,800)	(42,930)	(1,800)
Other (expense) income	(99)	(71)	(108)	(4)
Total other (expense) income, net	(14,927)	(1,448)	(40,337)	(340)
Net loss	$(28,956)	$(15,099)	$(80,817)	$(40,119)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.55)	$(1.24)	$(1.78)
Weighted-average shares of common stock outstanding, basic and diluted	78,945,521	27,274,721	65,009,956	22,554,427

Net loss attributable to common stockholders	$(28,956)	$(15,099)	$(80,817)	$(40,119)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(28,956)	$(15,099)	$(80,817)	$(40,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2025	51,902,614	$6	$339,854	$(292,156)	$47,704
Issuance of common stock under employee stock purchase plan	15,562	—	18	—	18
Stock option exercises	7,624	—	39	—	39
Stock-based compensation expense	—	—	1,472	—	1,472
Net loss	—	—	—	(18,331)	(18,331)
Balance as of March 31, 2026	51,925,800	$6	$341,383	$(310,487)	$30,902
Stock option exercises	1,188	—	4	—	4
Stock-based compensation expense	—	—	1,931	—	1,931
Net loss	—	—	—	(33,530)	(33,530)
Balance as of June 30, 2026	51,926,988	$6	$343,318	$(344,017)	$(693)
Issuance of common stock in private placement, net of issuance costs of $1,041	10,795,804	1	44,408	—	44,409
Issuance of pre-funded warrants in private placement, net of issuance costs of $2,113	—	—	90,193	—	90,193
Issuance of common stock under employee stock purchase plan	30,408	—	113	—	113
Stock option exercises	1,000	—	4	—	4
Stock-based compensation expense	—	—	2,024	—	2,024
Net loss	—	—	—	(28,956)	(28,956)
Balance as of September 30, 2026	62,754,200	$7	$480,060	$(372,973)	$107,094

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2024	20,145,129	$2	$274,895	$(211,753)	$63,144
Issuance of common stock	1	—	—	—	—
Vesting of restricted common stock	11,666	—	—	—	—
Stock-based compensation expense	—	—	861	—	861
Net loss	—	—	—	(12,433)	(12,433)
Balance as of March 31, 2025	20,156,796	$2	$275,756	$(224,186)	$51,572
Vesting of restricted common stock	4,277	—	—	—	—
Stock-based compensation expense	—	—	1,002	—	1,002
Net loss	—	—	—	(12,587)	(12,587)
Balance as of June 30, 2025	20,161,073	$2	$276,758	$(236,773)	$39,987
Issuance of common stock in private placement, net of issuance costs of $2,088	26,717,414	3	29,188	—	29,191
Issuance of pre-funded warrants in private placement, net of issuance costs of $258	—	—	3,601	—	3,601
Stock option exercises	1,698		3		3
Stock-based compensation expense	—	—	984	—	984
Net loss	—	—	—	(15,099)	(15,099)
Balance as of September 30, 2025	46,880,185	$5	$310,534	$(251,872)	$58,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAMP4 Therapeutics Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(80,817)	$(40,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,558	1,267
Stock-based compensation expense	5,427	2,847
Change in fair value of derivative tranche liability	42,930	1,800
Impairment of right-of-use asset	89	494
Loss on the sale of property and equipment	98	67
Non-cash lease expense	314	1,443
Non-cash interest expense	3	17
Change in operating assets and liabilities:
Prepaid expenses and other current assets	947	(109)
Accounts payable	565	(561)
Accrued expenses and other liabilities	1,249	(393)
Deferred revenue	(4,819)	(385)
Operating lease liabilities	624	(2,214)
Net cash used in operating activities	(31,832)	(35,846)
Investing activities
Purchases of property and equipment	(869)	(279)
Proceeds from the sale of property and equipment	—	36
Net cash used in investing activities	(869)	(243)
Financing activities
Proceeds from issuance of common stock, net of issuance costs of $1,041 and $2,088, respectively	15,470	28,961
Proceeds from issuance of pre-funded warrants, net of issuance costs of $2,113 and $258, respectively	31,442	3,601
Proceeds allocated to the derivative tranche liability	—	14,930
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	178	3
Principal payments on finance leases	—	(93)
Principal payments on financing obligation	—	(97)
Net cash provided by financing activities	47,090	47,305
Net change in cash, cash equivalents, and restricted cash	14,389	11,216
Cash, cash equivalents and restricted cash at beginning of period	111,757	65,663
Cash, cash equivalents and restricted cash at end of period	$126,146	$76,879
Supplemental disclosures of cash flow information:
Finance lease right-of-use asset converted to fixed asset	$—	$290
Issuance costs in accounts payable and accrued expenses	$—	$230
Noncash settlement of derivative tranche liability through issuance of common stock	$28,928	$—
Noncash settlement of derivative tranche liability through issuance of pre-funded warrants	$58,762	$—
Right-of-use assets obtained in exchange of operating lease obligations	$3,852	$—
Purchase of property and equipment in accounts payable and accrued expenses	$101	$—
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
These condensed consolidated financial statements include CAMP4 Therapeutics Corporation and its wholly-owned subsidiary, CAMP4 Therapeutics Pty Ltd (together, the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies used in the preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those described in the Company’s 2025 Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or balance sheets.
Private Placement
On September 9, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors pursuant to which the Company agreed to sell certain securities, in up to two closings in a private placement transaction (the “Private Placement”). The initial closing of the Private Placement occurred on September 11, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 26,717,414 shares of the Company’s common stock and 6,003,758 pre-funded warrants for net cash proceeds of $46.7 million, after deducting $3.3 million in issuance costs and legal fees. The second closing of the Private Placement occurred on August 3, 2026 (the “Second Closing”). At the Second Closing, the Company issued 10,795,804 shares of the Company’s common stock and 21,925,368 pre-funded warrants for net cash proceeds of $46.9 million, after deducting $3.2 million in issuance costs and legal fees (see Notes 2, 6 and 7).
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
Liquidity
As of September 30, 2026, the Company had approximately $124.5 million in cash and cash equivalents and working capital of approximately $107.7 million. The Company has a relatively limited operating history, and the revenue and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operations since its inception and, as of September 30, 2026, the Company had an accumulated deficit of $373.0 million. During the nine months ended September 30, 2026, the Company incurred a net loss of $80.8 million and had negative cash flows from operating activities of $31.8 million. The Company will continue to incur significant costs and expenses related to its ongoing operations until it successfully develops, obtains regulatory approval for and gains market acceptance of a product candidate, and achieves revenues adequate to support the Company’s operations.
From inception to September 30, 2026, the Company has funded its operations primarily with proceeds from the sale of convertible preferred stock and common stock, including the Underwritten Offering, the Initial Closing and Second Closing of the Private Placement, and its initial public offering (“IPO”), as well as through revenues from its license and collaboration agreements. The Company expects that its cash and cash equivalents as of September 30, 2026 will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements are issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the condensed consolidated financial statements are issued. To the extent these conditions or events change, the Company could deplete its available capital resources sooner than it currently expects.
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
Restricted Cash
In connection with its operating leases, the Company is required to maintain security deposits, which were issued in the form of letters of credit with a bank. As of September 30, 2026 and December 31, 2025, the Company held cash in this amount in a separate restricted bank account as collateral for the letters of credit. As of September 30, 2026 and December 31, 2025, the Company maintained $1.6 million and $2.2 million of restricted cash, respectively. Of the $1.6 million held as of September 30, 2026, $0.7 million is classified as short-term as the related restrictions are expected to lapse within the next 12 months.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the corresponding amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$124,522	$109,517
Restricted cash, current portion	730	1,346
Restricted cash, net of current portion	894	894
Total cash, cash equivalents, and restricted cash	$126,146	$111,757
Derivative Tranche Liability
The Private Placement included a right provided to the participating investors to purchase the Company’s securities in two tranches. The second tranche was determined to be a freestanding instrument and was accounted for as a derivative tranche liability. The derivative tranche liability was recorded at its fair value on issuance and subsequently remeasured at the end of each reporting period, with non-cash changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss until August 3, 2026, when the derivative tranche liability was settled in connection with the Second Closing. Accordingly, there was no derivative tranche liability outstanding as of September 30, 2026.

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The guidance may be applied on a prospective basis or retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

2.    Fair Value Measurements
Financial Assets
The following tables present the financial asset instruments carried at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands) in accordance with the ASC 820 hierarchy.

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$117,573	$—	$—	$117,573

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$106,934	$—	$—	$106,934
Derivative Tranche Liability
The following table presents the derivative tranche liability (see Note 6) carried at fair value as of December 31, 2025 (in thousands) in accordance with the ASC 820 hierarchy, which was based on significant inputs not observable in the market and represents a Level 3 measurement within the fair value hierarchy.

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative tranche liability	$—	$—	$44,760	$44,760
The derivative tranche liability was valued using a Monte Carlo simulation model,, which uses certain assumptions, including annual volatility of comparable companies. The range of volatilities utilized was 49.0% - 131.3% as of December 31, 2025. The volatility utilized in the Monte Carlo option-pricing model was determined using the 75th percentile. The following table presents the assumptions used to determine the fair value of the derivative tranche liability as of December 31, 2025:

December 31, 2025
Expected volatility	96.0%
Risk-free interest rate	3.42%
Expected term (in years)	1.03
Probability of achieving specified conditions	25.0%
Share price	$6.13

The following table provides a roll-forward of the aggregate fair value of the derivative tranche liability categorized with Level 3 inputs for the three and nine months ended September 30, 2026 (in thousands):

Derivative Tranche Liability
Balance as of December 31, 2025	$44,760
Change in fair value	6,188
Balance as of March 31, 2026	$50,948
Change in fair value	$20,930
Balance as of June 30, 2026	$71,878
Change in fair value	$15,812
Settlement of derivative tranche on August 3, 2026	$(87,690)
Balance as of September 30, 2026	$—
The fair value of the derivative tranche liability at settlement was determined based on the number of shares of common stock and pre-funded warrants issued, multiplied by the difference between the closing price of the Company’s common stock on the settlement date and the applicable contractual purchase price.

The carrying amounts reflected in the condensed consolidated balance sheet for prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities are shown at their historical values, which approximate their fair values.
3.    Other Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development	$1,255	$1,504
Software and subscriptions expense	423	402
Research and development tax credit receivable	217	—
Prepaid lease costs	124	270
Prepaid insurance costs	26	559
Unbilled receivable	—	155
Other	240	342
Total prepaid expenses and other current assets	$2,285	$3,232

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$23	$4,518
Laboratory equipment	4,133	4,106
Computer and software	503	938
Furniture and fixtures	94	524
Construction in progress	101	—
Total property and equipment	4,854	10,086
Less: accumulated depreciation and amortization	(3,179)	(7,747)
Total property and equipment, net	$1,675	$2,339
The Company incurred depreciation and amortization expense of $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. For each of the three and nine months ended September 30, 2026 and 2025, depreciation and amortization expense included nominal finance lease right-of-use (“ROU”) asset amortization.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
External R&D expenses	3,601	1,828
Employee compensation and benefits	2,553	2,642
Professional fees	652	1,073
Other	173	116
Total accrued expenses and other current liabilities	$6,979	$5,659
4.    Commitments and Contingencies
Operating Leases
Cambridge and Watertown Leases
The Company previously leased approximately 30,000 square feet of office and laboratory space in Cambridge, Massachusetts (the “Cambridge Lease”). The Cambridge Lease was originally set to expire on June 30, 2027.
On December 22, 2025, the Company entered into an amendment to the Cambridge Lease, which provided for rent abatements and refunds and accelerated the termination of the Cambridge Lease to the date thirty days after the commencement of the Watertown Lease (as defined below). The amendment did not result in the Company relinquishing control of the leased premises until the revised termination date, which occurred on September 4, 2026.
Concurrently with entering into the Cambridge Lease amendment, on December 22, 2025, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory and office space in Watertown, Massachusetts (the “Watertown Lease”) with an affiliate of the lessor of the Cambridge Lease. The Watertown Lease commenced upon delivery of the premises and availability for use on August 5, 2026. The initial lease term of the Watertown Lease extends through June 30, 2030. The Watertown Lease includes an option to extend the lease term for an additional five-year period at market rates.
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
In connection with the relocation transaction, the Company agreed to pay a lease modification fee of approximately $2.1 million, payable in installments commencing after the Company relinquished control of the Cambridge premises. The portion of the modification fee allocated to the Cambridge Lease was included in the remeasurement described above, and the remainder was allocated to the Watertown Lease component.
The Watertown Lease commenced on August 5, 2026. Accordingly, the Company recognized an operating lease right-of-use asset of $3.5 million and operating lease liability of $5.5 million, consisting of $0.8 million current liability and $4.7 million as non-current liability. Concurrently, the Cambridge Lease operating lease liability was reduced to zero, and the remaining lease liability was reclassified to the Watertown Lease. The Watertown Lease operating right-of-use asset was reduced by a rent refund accounted for as a lease incentive and the reclassification of the remaining Cambridge Lease liability, partially offset by prepaid rent. Upon commencement, the operating lease liability for the Watertown Lease included the entire lease modification fee as a lease payment, including the portion initially allocated to the Cambridge Lease and subsequently reclassified to the Watertown Lease. The Watertown Lease includes an initial rent-free period of approximately 18 months. As of September 30, 2026, the Company had $3.4 million of right-of-use assets, $1.1 million of current operating lease liabilities and $4.5 million of non-current operating lease liabilities related to the Watertown Lease.

The Watertown Lease includes an option to extend the lease term for an additional five-year period at market rates.
Boulder Lease
The Company currently leases approximately 5,300 square feet of office and lab space in Boulder, Colorado (the “Boulder Lease”). The Boulder Lease has a five-year term that commenced on September 1, 2023 and expires on September 30, 2028. As the rate implicit for the Boulder Lease was not readily determinable, the Company used its incremental borrowing rate of 7.12% as of the commencement date. At commencement of the Boulder Lease, the Company recorded $1.4 million of operating right-of-use assets, $0.2 million of current operating lease liabilities and $1.2 million of non-current operating lease liabilities.
During the year ended December 31, 2025, the Company vacated its Boulder, Colorado facility. The Company recognized an impairment charge of $0.1 million in its condensed consolidated statement of operations related to the right-of-use assets during the nine months ended September 30, 2026. As of September 30, 2026, the Company had $0.2 million of right-of-use assets, $0.3 million of current operating lease liabilities and $0.4 million of non-current operating lease liabilities related to the Boulder Lease. On August 6, 2026, the Company entered into a sublease agreement for the Boulder Lease space.

The table below summarizes the Company’s operating lease costs for the three and nine months ended September 30, 2026 and 2025 (in thousands except for lease terms and borrowing rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs:
Lease expense	$285	$598	$410	$1,816
Short-term lease expense	15	14	43	42
Variable lease expense	319	358	1,050	1,016
Total operating lease costs	$619	$970	$1,503	$2,874
Other information:
Operating cash flows used for operating leases	$174	$876	$371	$2,587
The weighted average remaining lease term and weighted average discount rate of operating leases were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term in years	3.5	3.7
Weighted-average incremental borrowing rate	7.66%	6.87%

Maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

2026 (three months remaining)	$322
2027	2,299
2028	1,949
2029	1,891
2030	964
Total lease payments	7,425
Less: amount representing imputed interest	(975)
Total future minimum lease obligations	$6,450
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
The Company is obligated to pay potential development milestone payments under the terms of the CMCC Agreement of up to $7.7 million for the first licensed target, $3.9 million for the second licensed target and $1.9 million for the third licensed target upon the achievement of certain specified contingent events. If commercial sales of a licensed product commence, the Company will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. The Company incurred de minimis royalties owed to CMCC for each of the three and nine months ended September 30, 2026 and 2025 under the CMCC Agreement and recorded the amounts in R&D expense in the condensed consolidated statement of operations and comprehensive loss.

The Company re-evaluates the likelihood of achieving future milestones under the CMCC Agreement at the end of each reporting period. As of September 30, 2026, the Company determined that the likelihood of achieving future milestones under the CMCC Agreement was not probable. In October 2026, the Company provided notice of its election to terminate the CMCC Agreement, which termination will become effective in December 2026.

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
The Company incurred de minimis fees under the Whitehead Agreement for each of the three months ended September 30, 2026 and 2025 and $0.1 million and de minimis fees under the Whitehead Agreement for the nine months ended September 30, 2026 and 2025, respectively. These fees are recorded in R&D expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
Out-License Agreement
Fulcrum Therapeutics, Inc.
In July 2023, the Company entered into a license agreement (the “Fulcrum Agreement”) with Fulcrum. Under the Fulcrum Agreement, the Company granted an exclusive license related to the Company’s intellectual property (“IP”) and granted a non-exclusive sublicense for IP obtained through the CMCC Agreement. In exchange for the license rights, Fulcrum paid the Company a $0.4 million upfront payment. Under the Fulcrum Agreement, the Company was eligible to receive milestone payments ranging from $0.6 million to $20.0 million upon the achievement of specified development and commercial milestones, depending on the product developed and milestone achieved. The Fulcrum Agreement also provided for potential de minimis minimum annual royalty payments as well as sales-based royalties of up to the low-double digits upon commercialization. As of September 30, 2026, the Fulcrum Agreement had terminated in accordance with its terms. Following the termination of the Fulcrum Agreement, the Company does not expect to receive any additional future milestone or royalty payments.
The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty was a customer. In accordance with ASC 606, the Company determined that there was one performance obligation in the Fulcrum Agreement, consisting of the exclusive and non-exclusive license rights granted to Fulcrum. The transaction price was comprised of the fixed consideration of $0.4 million and was recognized upon transfer of control of the licenses at a point in time upon contract execution. The arrangement included significant variable consideration, primarily in the form of milestone payments, which was fully constrained at the inception of the contract. The sales-based royalty fee qualified for the royalty constraint exception and did not require an estimate of the future transaction price. The Company recorded no revenue pursuant to the Fulcrum Agreement for any of the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, and recorded $0.6 million of revenue for the nine months ended September 30, 2025.

As of September 30, 2026, there was no remaining variable consideration related to the Fulcrum Agreement.

Research and Collaboration Agreements
BioMarin Pharmaceutical Inc.
In September 2024, the Company entered into a Collaboration and License Agreement (the “BioMarin Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”). Under the terms of the BioMarin Agreement, BioMarin paid the Company an upfront, nonrefundable payment of $1.0 million, and reimbursed the Company for certain research activities. As of September 30, 2026, the BioMarin Agreement had terminated in accordance with its terms.
The Company assessed this arrangement in accordance with ASC 606 and concluded that BioMarin was a customer and there was one combined performance obligation, which included performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to BioMarin, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $3.8 million. The work was primarily performed during 2024 and 2025 and revenue was recognized over time based upon a cost-to-cost method. During the three and nine months ended September 30, 2026, the Company recognized zero and $0.1 million, respectively, in collaboration revenue under the BioMarin Agreement. During the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $2.6 million, respectively, in collaboration revenue under the BioMarin Agreement.
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
The Company assessed this arrangement in accordance with ASC 606 and concluded that GSK is a customer and there is one combined performance obligation, which includes performance of R&D activities in accordance with a contractual work plan, participation in a joint steering committee, the grant of an exclusive license to GSK, the grant of a non-exclusive license to the data resulting from performance of the R&D activities, and providing quarterly progress reports. The transaction price was determined to be fixed consideration of $17.5 million. Performance of the work plan began in 2026 and revenue will be recognized over time based upon a cost-to-cost method. The Company recognized $1.9 million and $4.9 million in collaboration revenue under the GSK Agreement during the three and nine months ended September 30, 2026, respectively. Additionally, the Company recognized a contract liability in short-term deferred revenue of $10.5 million and long-term deferred revenue of $2.2 million on the condensed consolidated balance sheet as of September 30, 2026 related to the upfront payment.
The arrangement includes significant variable consideration primarily in the form of milestone payments, which was fully constrained at the inception of the contract. All variable consideration is remeasured and reassessed each reporting period. As of and for the three and nine months ended September 30, 2026, the Company determined the variable consideration was fully constrained.

6.    Derivative Tranche Liability
Pursuant to the Purchase Agreement, subject to the occurrence of the second closing triggers, the Company agreed to sell and the investors agreed to purchase at the Second Closing up to 32,681,866 shares of the Company’s common stock or pre-funded warrants in lieu thereof at a purchase price of $1.53 per share and $1.5299 per pre-funded warrant, and directors, consultants and members of management agreed to purchase an additional 39,306 shares of the Company’s common stock at a purchase price of $1.65 per share, for gross proceeds to the Company of up to approximately $50.1 million. The Second Closing triggers included a certain regulatory milestone (the “CTA Milestone”) and either of the following:

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

The obligation to issue and purchase securities was concluded to be a forward contract derivative liability and was measured at fair value using a probability weighted model. The initial fair value (Level 3) of the forward contract was $14.9 million and was recorded as a derivative tranche liability and was subsequently remeasured to $44.8 million as of December 31, 2025.
In July 2026, the Company received clearance from Australia’s Therapeutic Goods Administration and the local Human Research Ethics Committee to initiate the Company’s ASCEND Phase 1/2 clinical trial of CMP-002, which clearance satisfied the CTA Milestone. The Company subsequently received a Price Threshold Waiver, which triggered the Second Closing of the Private Placement, pursuant to which the derivative tranche liability was settled. The Second Closing occurred on August 3, 2026, resulting in gross proceeds to the Company of approximately $50.1 million before deducting placement agent fees and other offering expenses.

Upon settlement, the derivative tranche liability was remeasured to $87.7 million and then reclassified to additional paid-in capital on the condensed consolidated balance sheet, together with the net proceeds of $46.9 million from the Second Closing. The Company recorded a change in fair value of $15.8 million and $42.9 million in the condensed consolidated statements of operations and comprehensive loss in the three and nine months ended September 30, 2026, respectively.
7.    Stockholders’ Equity
Common and Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.0001 par value common stock and up to 25,000,000 shares of $0.0001 par value undesignated preferred stock. The Company’s Board of Directors (the “Board”) may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of September 30, 2026, no shares of preferred stock were outstanding.
Recent Equity Financings - Private Placement
The Initial Closing of the Private Placement occurred on September 11, 2025. At the Initial Closing, the Company issued and sold 26,681,053 shares of the Company’s common stock priced at $1.53 per share to certain investors, some of which were affiliated with directors of the Company, and 36,361 shares of common stock priced at $1.65 per share to certain directors, management and consultants of the Company (collectively, the “Initial Closing Shares”). In lieu of common stock, certain investors were sold pre-funded warrants to purchase 6,003,758 shares of common stock (the “Initial Closing Warrant Shares,” and together with the Initial Closing Shares, the “Initial Closing Securities”) at an offering price of $1.5299 per pre-funded warrant. Gross proceeds to the Company totaled $50.1 million before deducting $3.3 million of placement agent fees and other expenses.
The Second Closing of the Private Placement occurred on August 3, 2026. At the Second Closing, the Company issued and sold 10,756,498 shares of the Company's common stock priced at $1.53 per share to certain investors, some of which were affiliated with directors of the Company, and 39,306 shares of common stock priced at $1.65 per share to certain directors, management and consultants of the Company (collectively, the “Second Closing Shares”). In lieu of common stock, certain investors were sold pre-funded warrants to purchase 21,925,368 shares of common stock (the “Second Closing Warrant Shares,” and together with the Second Closing Shares, the “Second Closing Securities”) at an offering price of $1.5299 per pre-funded warrant. Gross proceeds to the Company totaled $50.1 million before deducting $3.2 million of placement agent fees and other expenses.
The pre-funded warrants issued in the Initial Closing and the Second Closing have an exercise price of $0.0001 per Initial Closing Warrant Share and Second Closing Warrant Share, subject to customary adjustments, are exercisable at any time, do not expire until exercised in full, and are exercisable on a net exercise “cashless” basis. The pre-funded warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation, not to exceed 19.99%.

In connection with the Initial Closing of the Private Placement, on November 3, 2025, the Company filed a registration statement on Form S-3 (the “Initial Registration Statement”) with the SEC, which subsequently became effective, to register the Initial Closing Shares for resale and, as applicable, the Initial Closing Warrant Shares. Following the Second Closing, the Company filed a second registration statement (the “Second Registration Statement”) with the SEC on August 6, 2026, which subsequently became effective, to register the Second Closing Shares for resale and, as applicable, the Second Closing Warrant Shares.
The Company concluded that the pre-funded warrants issued in the Initial Closing and the Second Closing met the conditions to be classified as equity instruments.
At-the-Market Sales Agreement
On November 10, 2025, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which subsequently became effective. Pursuant to the Shelf Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, warrants or debt securities.
In connection with the filing of the Shelf Registration Statement, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, as sales agent, pursuant to which it may issue and sell shares of its common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, the Company will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of its common stock. The Company is not obligated to make any sales of shares of its common stock under the Sales Agreement. During the three and nine months ended September 30, 2026, the Company did not issue any shares of its common stock under the Sales Agreement.
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
The 2024 Plan initially reserved 2,143,039 shares of common stock for the issuance of future awards and provided for an automatic annual increase in the number of shares of common stock reserved for future issuance by the lesser of (i) 5% of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the Board on or prior to such date for such year. As of September 30, 2026, there were 575,533 shares of common stock reserved and available for issuance pursuant to the 2024 Plan. In June 2026, in connection with the Company's 2026 annual meeting of stockholders, stockholders approved an amendment to the 2024 Plan that redefined common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance under the 2024 Plan. Following the amendment, shares of common stock outstanding for this purpose include all outstanding shares of common stock as well as shares issuable upon exercise of outstanding pre-funded warrants.

In June 2026, the Company adopted the 2026 Inducement Plan (the “Inducement Plan”), pursuant to which the Company may grant non-statutory stock options, stock appreciation rights, stock units, restricted stock units, performance awards, and other stock-based awards to individuals not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to such individual entering into employment with the Company or any of its subsidiaries, in accordance with Nasdaq Listing Rule 5635(c)(4). The Company initially reserved 500,000 shares of common stock for issuance under the Inducement Plan. As of September 30, 2026, there were 453,000 shares of common stock reserved and available for issuance pursuant to the Inducement Plan.

Awards granted under the 2024 Plan and the Inducement Plan expire no later than ten years from the date of grant. The exercise price of stock options shall not be less than 100% of the estimated fair value of the common stock on the date of grant, and stock options typically vest over a four-year period, although awards may be granted with different vesting terms.

During the three and nine months ended September 30, 2026, the Company granted options for the purchase of 91,500 and 2,625,500 shares of common stock, respectively, which amounts include options granted under the 2024 Plan, the Inducement Plan and inducement grants made prior to the adoption of the Inducement Plan.
The weighted-average assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30, 2026
Expected volatility	97.58%
Risk-free interest rate	4.10%
Expected dividend yield	0%
Expected term (in years)	5.97
During the nine months ended September 30, 2026, the weighted average grant-date fair value of options granted was $3.52.
During the nine months ended September 30, 2026, employees of the Company purchased an aggregate of 45,970 shares under the 2024 Employee Stock Purchase Plan.
The following table presents the classification of stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,037	$495	$2,742	$1,459
General and administrative	987	489	2,685	1,388
Total	$2,024	$984	$5,427	$2,847
The Company has an aggregate of $15.4 million of gross unrecognized stock-based compensation expense as of September 30, 2026, which is expected to be recognized over a weighted average period of 2.6 years.
9.    Income Taxes
No provision for federal, state, or foreign income taxes has been recorded for the three and nine months ended September 30, 2026 and 2025 and the effective tax rate was zero. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit for such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against its deferred tax assets as it is more likely than not that such assets will not be realized in the near future.
The Company had no reserves related to uncertain tax positions as of September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any potential interest or penalties. The Company is not currently subject to any tax assessment from an income tax examination in the U.S. or any other taxing jurisdiction.
10.    Segment Reporting
The Company manages its business activities on a consolidated basis and operates as a single operating segment: R&D, which engages in the business of developing a new class of RNA regulating therapeutics to treat a broad range of genetic diseases. The Company's operations are primarily in the United States.

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM uses net loss, as reported on the Company’s condensed consolidated statement of operations and comprehensive loss, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The operating financial results of the Company’s R&D segment for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,899	$795	$4,972	$3,150
Less: Significant segment expenses
Personnel-related expenses	6,542	4,922	18,627	15,701
Clinical and preclinical expenses	5,356	4,313	15,056	13,502
Facilities-related and overhead	1,820	2,584	5,370	6,582
Professional and consulting fees	1,365	2,204	4,229	5,390
Corporate expenses	603	297	1,354	1,334
Travel and entertainment	242	126	816	420
Plus: Other segment (loss) income	(14,927)	(1,448)	(40,337)	(340)
Segment net loss	$(28,956)	$(15,099)	$(80,817)	$(40,119)

Other segment (loss) income consists of total other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

11.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(28,956)	$(15,099)	$(80,817)	$(40,119)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	78,945,521	27,274,721	65,009,956	22,554,427
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.55)	$(1.24)	$(1.78)
__________________________________________________________________________
(1) Weighted-average common shares outstanding for the three and nine months ended September 30, 2026 includes 6,003,758 of common stock issuable upon the exercise of pre-funded warrants issued in the Initial Closing on September 11, 2025 and 21,925,368 from the Second Closing on August 3, 2026.
The Company’s potentially dilutive securities, which include or have included convertible preferred stock, outstanding stock options, unvested restricted common stock, and warrants issued in 2017 (the "2017 Warrants") to purchase stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2026 and 2025 because their inclusion would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Shares issuable upon settlement of derivative tranche liability in Private Placement	—	32,681,866
Stock options outstanding	6,934,881	2,885,206
2017 Warrants outstanding	142	142
Total	6,935,023	35,567,214
12.    Related Parties
In September 2015, the Company entered into consulting agreements with its two founders, related parties who hold shares of the Company’s common stock, to provide R&D and strategic planning services. For both the three months ended September 30, 2026 and 2025, the Company recognized R&D expense of $0.1 million related to work performed under the founder agreements. For both the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreements, respectively. The Company had no amounts due to the founders as of September 30, 2026 or December 31, 2025. For both the nine months ended September 30, 2026 and 2025, the Company recognized R&D expense of $0.2 million related to work performed under the founder agreements. For both the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0.1 million related to the consulting agreements.
In March 2019, the Company entered into a consulting agreement with an executive consultant, a related party who holds shares of the Company’s common stock. The agreement had terminated as of June 30, 2026. For the three months ended September 30, 2026 and 2025, the Company recognized G&A expense totaling zero and less than $0.1 million, respectively, related to work performed under the consulting agreement. For both the nine months ended September 30, 2026 and 2025, the Company recognized G&A expense of less than $0.1 million related to the consulting agreement. For each of the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million related to the consulting agreement. For both the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $0.1 million related to the consulting agreement. The Company had no amounts due to the consultant as of September 30, 2026.

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
We are a clinical-stage biopharmaceutical company pioneering the discovery and development of a new class of RNA-targeting therapeutics with the goal of upregulating gene expression and restoring healthy protein levels to treat a broad range of genetic diseases. Our lead product candidate, CMP-002, has the potential to be the first disease-modifying therapy for the treatment of synaptic Ras GTPase activating protein 1 (“SYNGAP1”)-related disorder, or SYNGAP1, a severe developmental and epileptic encephalopathy (“DEE”) characterized by seizures, developmental delays, and cognitive impairments. SYNGAP1 is caused by haploinsufficiency of the SYNGAP1 gene, where mutation of one functional gene copy results in a reduction in SYNGAP protein levels of up to 50%. While we believe that it remains underdiagnosed, we estimate that there are approximately 21,000 individuals living with SYNGAP1 in the United States and the five largest European markets. There are no approved disease-modifying therapies for SYNGAP1.european med
CMP-002 is a novel, intrathecally delivered antisense oligonucleotide (“ASO”) designed to target the SYNGAP1 gene at the transcriptional level to increase gene expression, which may increase SYNGAP protein levels in amounts sufficient to yield therapeutic benefit. In preclinical studies, intracerebroventricular injection of CMP-002 restored SYNGAP protein levels to near normal range in haploinsufficient mice carrying a single copy of the human SYNGAP1 gene after a single dose and rescued motor defects and spatial learning defects following two doses. A single dose of CMP-002 also produced a statistically significant improvement in both seizure threshold and severity of chemically induced tonic-clonic seizures in SYNGAP1 haploinsufficient mice, suggesting the potential for therapeutic benefit across both the neurodevelopmental and seizure phenotypes that characterize SYNGAP1-related disorder. In addition, biweekly intrathecal injections of CMP-002 in cynomolgus monkeys were well tolerated and significantly increased SYNGAP protein levels across multiple brain regions clinically relevant to the disease, with dose-linear increases of CMP-002 in disease-relevant brain regions. We have received clearance from Australia’s Therapeutic Goods Administration, Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency and the regulatory authorities and ethics committees of six European countries to initiate our ASCEND Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1.
The ASCEND clinical trial is a Phase 1/2, randomized, double-blind, placebo-controlled, multiple ascending dose (“MAD”) study designed to evaluate the safety, tolerability and pharmacokinetics of CMP-002 and identify an optimal biological dose in participants aged two to less than 18 years with genetically confirmed SYNGAP1-related disorder and a genetically confirmed protein-truncating mutation in SYNGAP1 exons 5–19. Participants will be randomized 3:1 to receive intrathecal administration of CMP-002 or a sham procedure consisting of a pinprick. The clinical trial includes three MAD cohorts with a minimum of eight participants each, followed by an open-label extension study. We expect to dose the first patient in the ASCEND Phase 1/2 clinical trial in the fourth quarter of 2026.
Our primary therapeutic focus is on diseases of the central nervous system (“CNS”), where there are numerous rare and prevalent haploinsufficient diseases with no approved treatments for which a modest increase in protein expression has the potential to be clinically meaningful. In addition to our SYNGAP1 program, we are advancing a preclinical program targeting SHANK3 for Phelan-McDermid syndrome, a neurodevelopmental disorder characterized by autism, developmental delay, intellectual disability, motor impairment and milestone regression, for which there are no approved disease-modifying treatments. We estimate that there are more than 45,000 patients with Phelan-McDermid syndrome in the United States. We expect to designate a development candidate in the SHANK3 program in 2027. We are also evaluating early-stage programs for two additional haploinsufficient diseases of the CNS. Additionally, we intend to leverage strategic discovery partnerships, including our research, collaboration, and license agreement with GlaxoSmithKline Intellectual Property (No.3) Limited ("GSK"), to extend the application of our RAP Platform beyond the CNS and validate our approach to gene upregulation in additional tissues and disease areas.

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
Since our inception in 2015, we have focused substantially all of our resources primarily on developing our RAP Platform, identifying, developing and progressing our product candidates through preclinical and clinical development, organizing and staffing our company, conducting research and development (“R&D”) activities, establishing and protecting our intellectual property portfolio, and raising capital. To date, we have primarily funded our operations with proceeds from the sale of convertible preferred stock and common stock, including pursuant to an underwritten offering completed in December 2025, a private placement of our common stock and pre-funded warrants (the “Private Placement”), the initial closing of which occurred in September 2025 (the “Initial Closing”), and the second closing of which occurred in August 2026 (the “Second Closing”), and our initial public offering (“IPO”), which closed on October 15, 2024, as well as through revenues from our license and collaboration agreements. Through September 30, 2026, we have received net proceeds of $28.1 million from our December 2025 underwritten offering, $46.7 million from the Initial Closing of the Private Placement, $46.9 million from the Second Closing of the Private Placement, $72.4 million from our IPO and $188.3 million from the sale of our convertible preferred stock prior to our IPO. In addition, through September 30, 2026, we have recognized $26.5 million in research collaboration and license revenue through our development and license agreements. Our ability to generate any product revenue and, in particular, our ability to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of product candidates.
We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $80.8 million and $40.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $373.0 million. Substantially all our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies, our other R&D activities and capital expenditures, and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the SEC, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. If we obtain regulatory approval for our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.
We anticipate that our expenses will increase substantially if and as we:
•advance CMP-002 into clinical trials;
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
As of September 30, 2026, we had cash and cash equivalents of $124.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” included in our 2025 Form 10-K and in this Quarterly Report.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Revenue
Research and collaboration revenue	$1,899	$795	$1,104
Operating expenses:
Research and development	11,434	9,850	1,584
General and administrative	4,494	4,596	(102)
Total operating expenses	15,928	14,446	1,482
Loss from operations	(14,029)	(13,651)	(378)
Other (expense) income, net:
Interest income	984	423	561
Change in fair value of derivative tranche liability	(15,812)	(1,800)	(14,012)
Other expense	(99)	(71)	(28)
Total other (expense) income, net	(14,927)	(1,448)	(13,479)
Net loss	$(28,956)	$(15,099)	$(13,857)
Research and Collaboration Revenue
We recognized $1.9 million in research and collaboration revenue during the three months ended September 30, 2026, compared to $0.8 million during the three months ended September 30, 2025. Research and collaboration revenue recognized in the three months ended September 30, 2026 related to our Research, Collaboration and License Agreement with GSK. Research and collaboration revenue recognized in the three months ended September 30, 2025 included $0.8 million related to our Collaboration and License Agreement with BioMarin.
Research and Development Expenses
The following table summarizes our R&D expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Clinical and preclinical expenses	$5,356	$4,313	$1,043
Personnel-related expenses	3,902	2,976	926
Facilities-related and overhead expense	1,570	2,021	(451)
Professional and consulting fees	369	389	(20)
Other expenses	237	151	86
Total R&D expenses	$11,434	$9,850	$1,584
R&D expenses were $11.4 million for the three months ended September 30, 2026, compared to $9.9 million for the three months ended September 30, 2025. The increase of $1.6 million was primarily driven by higher clinical and preclinical costs of $1.0 million as we continue to advance CMP-002, including entering into contractual obligations with a contract research organization for services related to our planned ASCEND Phase 1/2 clinical trial and an increase in personnel-related costs of $0.9 million due to increased stock-based compensation expense. These increases were partially offset by a decrease of $0.5 million in facilities-related and overhead expense.

General and Administrative Expenses
The following table summarizes our G&A expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Personnel-related expenses	$2,640	$1,946	$694
Professional and consulting fees	996	1,815	(819)
Facilities-related and overhead expense	251	563	(312)
Other expenses	607	272	335
Total G&A expenses	$4,494	$4,596	$(102)
G&A expenses were $4.5 million for the three months ended September 30, 2026, compared to $4.6 million for the three months ended September 30, 2025. The decrease of $0.1 million was primarily driven by a decrease in professional and consulting fees of $0.8 million and a decrease of $0.3 million in facilities and overhead expenses resulting from rent abatements provided under the December 2025 amendment to our Cambridge and our Watertown lease. These decreases were partially offset by an increase of $0.7 million in personnel-related costs due to increased stock-based compensation expense and other expenses of $0.3 million primarily related to travel expenses.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended September 30, 2026 was a $14.9 million expense, compared to $1.4 million of income for the three months ended September 30, 2025. The change was primarily due to a $14.0 million increase in non-cash expense for the change in fair value of our derivative tranche liability associated with the Second Closing of the Private Placement through its settlement in August 2026. This expense was partially offset by a $0.6 million increase in interest income due to higher average invested cash balances during the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Revenue
Research and collaboration revenue	$4,972	$3,150	$1,822
Operating expenses:
Research and development	32,411	30,339	2,072
General and administrative	13,041	12,590	451
Total operating expenses	45,452	42,929	2,523
Loss from operations	(40,480)	(39,779)	(701)
Other (expense) income, net:
Interest income	2,701	1,464	1,237
Change in fair value of derivative tranche liability	(42,930)	(1,800)	(41,130)
Other (expense) income	(108)	(4)	(104)
Total other (expense) income, net	(40,337)	(340)	(39,997)
Net loss	$(80,817)	$(40,119)	$(40,698)
Research and Collaboration Revenue
We recognized $5.0 million in research and collaboration revenue during the nine months ended September 30, 2026, compared to $3.2 million during the nine months ended September 30, 2025. Research and collaboration revenue recognized in the nine months ended September 30, 2026 primarily related to our Research, Collaboration and License Agreement with GSK. Research and collaboration revenue recognized in the nine months ended September 30, 2025 included $2.6 million related to our Collaboration and License Agreement with BioMarin and a $0.6 million milestone payment earned under the Fulcrum Agreement.
Research and Development Expenses
The following table summarizes our R&D expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Clinical and preclinical expenses	$15,056	$13,502	$1,554
Personnel-related expenses	11,172	9,468	1,704
Facilities-related and overhead expense	4,432	4,969	(537)
Professional and consulting fees	1,093	1,782	(689)
Other expenses	658	618	40
Total R&D expenses	$32,411	$30,339	$2,072
R&D expenses were $32.4 million for the nine months ended September 30, 2026, compared to $30.3 million for the nine months ended September 30, 2025. The $2.1 million increase was primarily driven by higher personnel-related costs of $1.7 million due to increased stock-based compensation expense and an increase of $1.6 million in clinical and preclinical costs as we continue to advance CMP-002, including entering into contractual obligations with a contract research organization for services related to our planned ASCEND Phase 1/2 clinical trial. These increases were partially offset by decreases of $0.7 million in professional and consulting fees, primarily due to lower outsourced clinical operations costs following the hiring of internal clinical operations personnel, and a decrease of $0.5 million in facilities-related and overhead expense.
General and Administrative Expenses
The following table summarizes our G&A expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025	Change ($)
Personnel-related expenses	7,455	6,233	$1,222
Professional and consulting fees	3,135	3,608	(473)
Facilities-related and overhead expense	939	1,613	(674)
Other expenses	1,512	1,136	376
Total G&A expenses	$13,041	$12,590	$451
G&A expenses were $13.0 million for the nine months ended September 30, 2026, compared to $12.6 million for the nine months ended September 30, 2025. The increase of $0.5 million was primarily driven by personnel-related costs of $1.2 million due to increased stock-based compensation expense and an increase of $0.4 million in other expenses primarily related to travel expenses. These increases were partially offset by a decrease of $0.7 million in facilities and overhead expenses due to rent abatements provided under the December 2025 amendment to our Cambridge and our Watertown lease and a decrease of $0.5 million in professional and consulting fees.
Other (Expense) Income, Net
Other (expense) income, net for the nine months ended September 30, 2026 was a $40.3 million expense, compared to $0.3 million income for the nine months ended September 30, 2025. The change was primarily due to a $41.1 million increase in non-cash expense for the change in fair value of our derivative tranche liability associated with the Second Closing of our Private Placement through its settlement in August 2026. This expense was partially offset by a $1.2 million increase in interest income due to higher average invested cash balances during the nine months ended September 30, 2026.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the development of product candidates. Through September 30, 2026, we have primarily funded our operations with proceeds from the sale of our equity securities and revenues from our license and collaboration agreements.
In November 2025, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million.

In connection with the filing of the Shelf Registration Statement, we also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC, as sales agent, pursuant to which we may issue and sell shares of our common stock for a maximum aggregate offering price of up to $100.0 million, which is included in the $300.0 million of securities that may be offered pursuant to the Shelf Registration Statement. Pursuant to the Sales Agreement, we will pay the sales agent a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of our common stock. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. During the three and nine months ended September 30, 2026 and the year ended December 31, 2025, we did not issue any shares of our common stock under the Sales Agreement.

As of September 30, 2026, we had cash and cash equivalents of $124.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

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
Contractual and Other Obligations
As of September 30, 2026, other than those disclosed within Notes 4, 5, and 6 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025
Net cash used in operating activities	$(31,832)	$(35,846)
Net cash used in investing activities	(869)	(243)
Net cash provided by financing activities	47,090	47,305
Net change in cash, cash equivalents, and restricted cash	$14,389	$11,216
Operating Activities
During the nine months ended September 30, 2026, operating activities used $31.8 million of cash, primarily resulting from our net loss of $80.8 million and the timing of working capital fluctuations of $1.4 million, partially offset by non-cash charges of $50.4 million, including stock-based compensation expense, loss from the change in fair value of our derivative tranche liability, non-cash operating lease expense, and depreciation and amortization.
During the nine months ended September 30, 2025, operating activities used $35.8 million of cash, primarily resulting from our net loss of $40.1 million and the timing of working capital fluctuations of $3.7 million, partially offset by non-cash charges of $7.9 million, including stock-based compensation expense, non-cash operating lease expense, and depreciation and amortization.
In each of the nine months ended September 30, 2026 and 2025, cash used in operations was primarily related to clinical and preclinical efforts, compensation and benefits for our employees, consulting and other professional fees, and rent and overhead for our Cambridge and Boulder leases and, for the nine months ended September 30, 2026, overhead for our Watertown lease.
Investing Activities
During the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $0.9 million and $0.2 million, respectively, primarily due to purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $47.1 million, consisting of net proceeds of $46.9 million from the Second Closing of the Private Placement and $0.2 million from the exercise of stock options and issuance of common stock under the 2024 Employee Stock Purchase Plan.
During the nine months ended September 30, 2025, net cash provided by financing activities was $47.3 million, consisting of net proceeds of $47.5 million from the Initial Closing of the Private Placement. These proceeds were partially offset by financing liability and finance lease principal payments totaling $0.2 million.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2026 compared to those disclosed in our 2025 Form 10-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2026, we had cash and cash equivalents of $124.5 million. Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2028. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we do not expect that our existing cash and cash equivalents will be sufficient to complete development of any of our product candidates, or any future product candidates we may identify, and we will require substantial capital in order to advance our product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications that we believe can be addressed by our technology among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. For example, we have received regulatory clearance to initiate our ASCEND Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1 and expect to dose the first patient in the fourth quarter of 2026, we are advancing a preclinical program targeting SHANK3 for Phelan-McDermid syndrome, for which we expect to designate a development candidate in 2027, and we are evaluating early-stage programs for two additional haploinsufficient diseases of the CNS. We have also announced our intention to pursue partnership opportunities to support the further development of CMP-001 for individuals with urea cycle disorders. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects
We are early in our development efforts. Our product candidates are in varying stages of development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
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
We have received clearance from Australia’s Therapeutic Goods Administration, Argentina’s Administración Nacional de Medicamentos, Alimentos y Tecnología Médica, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency and the regulatory authorities and ethics committees of six European countries to initiate our Phase 1/2 clinical trial of CMP-002 in individuals with SYNGAP1. We expect to dose the first patient in the ASCEND Phase 1/2 clinical trial in the fourth quarter of 2026. In each jurisdiction, clinical trials are subject to applicable regulatory requirements and must be reviewed and authorized by the applicable regulatory authorities and reviewed and approved by the applicable ethics committees or institutional review boards prior to initiation and as amended during the course of the trial. Commencing clinical trials in the United States is subject to acceptance by the U.S. Food and Drug Administration (the “FDA”) of an investigational new drug (“IND”) application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. Commencing clinical trials outside the United States similarly requires the submission and authorization of comparable clinical trial applications or notifications, and compliance with local requirements relating to, among other things, trial conduct, informed consent, safety reporting, importation and handling of investigational product, and data integrity. In the event that the FDA or any comparable foreign regulatory authority or ethics committee requires us to complete additional preclinical studies or we are required to satisfy other requests prior to commencing clinical trials, the start of our planned ASCEND Phase 1/2 clinical trial of CMP-002 and any future clinical trials may be delayed in the relevant jurisdiction. Even after we receive and incorporate guidance from applicable regulatory authorities, such authorities could disagree that we have satisfied their requirements to commence any clinical trial or continue or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect, which could delay the start or completion of such clinical trials in the relevant jurisdiction or require more capital resources than we currently anticipate to start or complete such clinical trials.
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
During the quarter ended September 30, 2026, we granted stock options to one new employee as a material inducement to such employee’s entry into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). These awards cover an aggregate of 8,000 shares of our common stock and have a weighted average exercise price of $4.21 per share. These options were granted under the Inducement Plan in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The options have a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the one-year anniversary of the applicable employee’s new hire date and the remaining 75% of the shares underlying the award vesting monthly thereafter for three years. Vesting of each option is subject to the employee’s continued service with our company through the applicable vesting date. We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

(b)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 11, 2026, Richard Young, PhD, a member of our board of directors, adopted a trading plan intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. Pursuant to this plan, Dr. Young may sell up to 50,000 shares of our common stock beginning on December 16, 2026, subject to the terms of the plan. The plan will terminate on or prior to December 15, 2027.
On September 25, 2026, Daniel Tardiff, PhD, our Chief Scientific Officer, adopted a trading plan intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. Pursuant to this plan, Dr. Tardiff may sell up to 51,020 shares of our common stock beginning on December 28, 2026, subject to the terms of the plan. The plan will terminate on or prior to September 24, 2027.
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
Date: November 5, 2026

CAMP4 Therapeutics Corporation

By:	/s/ Josh Mandel-Brehm
Name:	Josh Mandel-Brehm
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelly Gold
Name:	Kelly Gold
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)